Form 10QSB
period 1995-04-30
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1995-06-14
CIK 87814

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     Form 10-QSB

             (Mark One)

                  x    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1995
                                          or

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............ to .............

            For the Quarter Ended April 30, 1995
                             Commission file number 0-14100

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                  (Exact name of Registrant as specified in charter)

                            TEXAS                         74-2048763
                (State of other jurisdiciton of       (I.R.S. Employer
                incorporation or organization)       Identification No.)

             2210 Denton Drive, Suite 106
                 Austin, Texas                            78758
             Address of principal executive offices)      (Zip Code)

             Registrant's telephone number, including area code:
             (512) 837-4712

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

             The number of shares outstanding of each of the registrant s classes of common stock, as of the latest practical date:

                                           Shares outstanding as of
             Title of Class                     May 31 ,1995
             $0.05 Par Value Common Stock       13,030,355

             Transitional Small Business Disclosure Format (check one):
             Yes  _   No x

             SCIENTIFIC MEASUREMENT SYSTEMS, INC.


             INDEX

             Part I - Financial Information

             Item 1:   Financial Statements (Unaudited):

                  Condensed Balance Sheet:                              3
                     April 30, 1995
                        and July 31, 1994

                  Condensed Statement of Income:                        4
                     Three and Nine Months Ended
                        April 30, 1994 and 1995

                  Statement of Cash Flows:                              5
                     Nine Months Ended
                        April 30, 1995 and 1994

                  Notes to Condensed Financial Statements               6

             Item 2:   Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                       7

             Part II - Other Financial Information

             Items 1-6                                                 11

             Signatures                                                12

             Condensed Balance Sheet
             (In thousands)

                                           April 30,           July 31,
                                           1995                1994
                                           (Unaudited)
             ASSETS

             Current Assets
                Cash                        $115                 $81
                Trade accounts receivable,
                net                          113                  34
                Costs and earned profits
                  on long-term

                  contracts in excess
                 of related billings          29                  55
                Inventory                     18                  21
                Prepaid expenses              42                  18
                    Total current assets     317                 209

             Property and equipment, net      20               1,014

             Scanning equipment, net         215                 245

             Other assets, net                46                  39
                                            $598              $1,507


             LIABILITIES AND STOCKHOLDERS' EQUITY


             Current Liabilities:

                Billings in excess
                  of related costs and earned
                                    profits on
                  long-term contracts        $81                $230
                Current installments
                  of long-term debt            0                  96
                Accounts payable and
                  accrued expenses           312                 163
                Borrowings on line of
                  credit agreement           176                  31
                    Total current
                      liabilities            569                 520

             Long-term debt,
               less current installments       0                 506
                    Total liabilities        569               1,026

             Stockholders' equity:






             Common stock of $0.05
               par value, 40,000,000

               shares authorized;
               issued and outstanding

               13,030,355                    651                 651
             Additional paid-in capital    8,316               8,316
             Accumulated deficit         (8,938)             (8,486)
                    Total stockholders'
                    equity                    29                 481
                                            $598              $1,507


             The accompanying notes are an integral part of these financial statements.


                  Condensed Statement of Income

                      (In thousands, except per share data)
                         (Unaudited)











                                                       Three Months Ended                Nine Months Ended
                                                       April 30,                                  April 30,
                                                       1995                  1994                 1995
                     1994

                     Contract
                     revenues:
                        System sales                     $177                 $7              $422           $478
                        Service contracts
                               and upgrades               145                175               612            912
                           Total revenues                 322                182             1,034          1,390

                     Contract costs                       290                148               859            748

                     Gross profit                          32                 34               175            642

                     Operating costs:
                        Marketing                          57                 99               198            251
                        Research and development           14                 11                48             87
                        General and administrative        109                122               362            358
                            Total operating costs         180                232               608            696

                     Income from operations             (148)              (198)             (433)           (54)

                     Other expense (income):
                        Interest expense                    4                 15                32             47
                        Interest and other income         (3)              (219)              (21)          (221)
                        Loss on sale of asset               0                  0                 8              0
                        Other - net                         1              (204)                19          (174)

                     Net income                        ($149)                 $6            ($452)           $120


                     Weighted average
                        shares outstanding             13,030             13,030            13,030         13,030

                     Net income (loss)
                         per share                   ($0.011)             $ 0.00            ($0.035)       $0.009





             The accompanying notes are an integral part of these financial statements.







             Statement of Cash Flows
                     Nine Months Ended April 30, 1995 and 1994

                     (In thousands)
                     (Unaudited)

                                                                                        1995           1994
                     Operating activities:
                        Net Income                                                    ($452)           $120
                        Adjustments to reconcile
                        net income to net cash
                        used in operating activities:

                          Depreciation and amortization                                   46             62
                          Loss on sale of asset                                            8              0
                          Changes in operating assets and
                          liabilities:
                              Trade accounts receivable                                 (80)            188
                              Costs and earned profits on long-term
                                       contracts in excess of related billings27                58
                              Inventories                                                  2              0
                              Prepaid expenses                                          (32)            (8)
                              Other assets                                                 0              0
                              Accounts payable and accrued expenses                      150          (323)
                              Billings in excess of related costs
                                       and earned profits on long-term contracts       (150)          (149)

                     Net cash flows used in operating activities                       (481)           (52)

                     Investing activities:
                        Capital expenditures                                             (1)            (1)
                        Proceeds from sale of building and land                          972              0
                        Net cash flows provided by (used in) investing
                              activities                                                 971            (1)

                     Financing activities:
                        Borrowings under line of credit                                  247            239
                        Repayments under line of credit                                (102)          (239)
                        Principal payments on long-term debt                           (601)           (66)

                     Net cash flows used in financing activitie                        (456)           (66)

                     Net increase in cash and cash equivalents                34             (119)

                     Cash and cash equivalents at
                      beginning of period                                                 81            137

                     Cash and cash equivalents at end of period                         $115            $18



                      The accompanying notes are an integral part of these
             financial statements.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)

             1.   THE COMPANY
                  The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1994 as filed with the Securities and Exchange Commission.

                  During the past four years and in the first three quarters of fiscal 1995, the Company's revenues declined and the Company incurred net losses. Management believes that the Company has the ability to meet its known cash requirements during the fiscal year ending July 31, 1995 based on revenues generated by the Company's current backlog combined with further reductions in operating costs, if necessary. The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: returning to profitable operations through increased system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.

                  See Item 5 of Part II for a discussion of pending business combination.

             2.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest during the nine months ended April 30, 1995 and 1994 was $16,000 and $46,000, respectively.

             3.   LINE OF CREDIT AGREEMENT
                  In December 1994, the Company renewed a revolving credit agreement with a bank which permits borrowings up to $200,000 based on certain accounts receivable. Interest is payable monthly at the bank's prime rate plus 1.5%. The agreement contains various covenants which, among other items, require the Company to maintain certain financial ratios. As of April 30, 1994 the Company was in technical default with respect to net worth and liquidity covenants.

                  Also in December 1994, the company entered into a loan agreement with a local bank as part of the Export-Import Bank of the U.S.'s Working Capital Guarantee program. This facility allows borrowing of up to $225,000 collateralized by trade accounts receivable and inventory for foreign sales. This agreement is also subject to various covenants, which among other items, require the Company to maintain certain financial ratios. As of April 30, 1994 the Company was in technical default with respect to net worth and liquidity covenants.

             4.   SALE OF LAND AND BUILDING

                  On October 5, 1994, the Company sold its land and building for $1,060,000. Proceeds from the sale were used to retire all mortgage notes outstanding, in the aggregate amount of $600,000. Prepayment penalties associated with the early retirement of the debt were approximately $16,000 and are included in other income for the period. Net of all related expenses and retirement of mortgage notes, the Company generated approximately $350,000 in cash from the transaction, while realizing a loss of $8,000. The Company leased back the building for an initial sixth month period, and is now leasing smaller, less expensive space on an industrial park in Austin, Texas.

             Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

             The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period.

                         Three Months Ended April 30,

                                                         1995                         1994
                                                 Dollar      % of         % Change    Dollar      % of        % Change
                                                 Amount      Total        from Prior  Amount      total       from Prior
                                                 (000s)      Revenue  Year        (000s)      Revenue Year
                     Contract revenues:
                        System sales             $177        55.0%        2428.6%   $7            3.9%        -96.3%
                        Service contracts
                         and upgrades             145         45.0%          -17.1%    175        96.2%       -35.4%
                           Total revenues         322        100.0%          76.9%     182        100.0%      -60.3%

                     Contract costs               290         90.1%          96.0%     148        81.3%       -63.4%

                     Gross profit                  32          9.9%          5.9%       34        18.7%       -37.0%

                     Operating costs:
                        Marketing                  57         17.7%          -42.4%     99        54.4%        -1.0%
                        Research and
                          development              14          4.4%          27.3%      11        6.0%        -81.0%
                        General and
                          administrative          109          33.9%           -10.7%    122        67.0%       -20.8%

                        Total operating
                         costs                    180         55.9%          -22.4%    232        127.5%      -25.6%

                     Income from operations     (148)        -46.0%          25.3%   (198)        -108.8%     -23.3%

                     Other (income) expense:
                        Interest expense     4           1.2%          -73.3%   15            8.2%        -6.3%
                        Interest and other
                         income                   (3)        -0.09%          -98.6%  (219)        120.3%     1188.2%
                        Loss on sale of
                          asset                     0        0.0%          NM    0            0.0%        0.0%
                            Other - net             1        0.3%          NM   (204)      -112.1%        NM

                     Net income                ($149)        46.3%            NM        $6        3.3%            NM



                     NM - Not meaningful










                     Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                    FINANCIAL CONDITION AND RESULTS
                                    OF OPERATION.




                                     Nine Months Ended April 30,

                                                 1995                           1994
                                               Dollar        % of    % Change   Dollar        % of% Change
                                               Amount        Total           from PriorAmount     total   from Prior
                                               (000s)        Revenue         Year   (000s)        Revenue       Year
                     Contract revenues:
                        System sales         $422        40.8%         -11.7%   $478         34.4%        -30.7%
                        Service contracts
                            and upgrades     612             59.2%     -32.9%    912        65.6%        21.6%
                           Total revenues      1,034         100.0%    -25.6%  1,390        100.0%       -3.5%

                     Contract costs              859          83.1%     14.8%     748        53.8%         2.3%

                     Gross profit                175          16.9%     -72.7%    642        46.2%        -9.5%

                     Operating costs:
                        Marketing                198          19.2%     -21.1%    251        18.1%        26.8%
                        Research and
                         development              48              4.6%   -44.8%   87            6.3%        -50.0%
                        General and
                          administrative         362             35.0%    1.1%      358        25.8%       -20.6%

                            Total operating
                             costs               608          58.8%      -12.6%    696        50.1%       -15.4%

                     Income from operations    (433)         -41.9%       701.9%   (54)        -3.9%       -52.6%

                     Other (income) expense:
                        Interest expense        32          3.1%          -31.9%   47            3.4%        -4.1%
                        Loss on sale of
                          asset                 (21)          -2.0%       -90.5%  (221)        -15.9%     1127.8%
                        Interest and
                         other income              8         0.8%          NM    0            0.0%        0.0%
                          Other - net             19         1.8%          NM   (174)      -112.5%        -661.3%

                     Net income               ($452)         -43.7%        NM      $120        8.6%       -182.8%



                     NM - Not meaningful


             Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

             Results of Operations

             Revenues
             Total contract revenues increased for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994, driven by increased system sales. In the third quarter of fiscal 1995 one of the Company's SMARTSCAN units was under assembly, compared to none in the year earlier period.

             For the first three quarters of fiscal 1995 revenues decreased 25.6% over the first three quarters of fiscal 1994. Upgrade sales were comparatively lower for the current fiscal year due mainly to a large, nonrecurring contract in the prior year.

             Over the next two or three quarters, the Company has backlog contract backing to maintain current revenues at approximately present levels. Additionally, management believes that revenues may increase modestly over such period based on verbal commitments from customers for purchase orders for both systems and upgrade sales. However, there can be no assurance that such verbal commitments will become firm purchase orders.

             Direct Contract Costs
             Gross profits (revenues less contract costs) as a percentage of revenue fell in both the three month and nine month period of fiscal 1995 ended April 30 compared to the corresponding periods of the prior fiscal year. This drop in gross profits in the three months period ended April 30, 1995 is due primarily to revenue mix. In the three months ended April 30, 1994, almost all revenues stemmed from higher margin service contracts and upgrades. For the nine month period ended April 30, 1995, revenue mix as well as the effects of excess manufacturing capacity were the main reasons for the decline in gross profits.

             Operating Costs
             Total operating costs decreased 22.4% and 12.6% in the third quarter and the first three quarters of fiscal 1995, respectively, compared to their respective year earlier periods. The most notable reduction in absolute dollar terms for the year to date is in marketing costs. Marketing costs are reduced due to a new emphasis on the use of external manufacturer's representatives, as opposed to inside sales personnel, to market the Company's products. Over the next several quarters, total operating costs should approximate current levels in absolute dollar terms.

             Backlog

             At May 31, 1995 the Company had, contract backlog of approximately $550,000 for system sales, $300,000 for maintenance and upgrade contracts, and $40,000 for scanning services. As mentioned above, the Company is engaged in detailed discussions with several customers which management believes will likely result in CT system sales or upgrade sales in the next several quarters; however, there can be no assurance thereof.
















































             DAA07F12 99999-1

             Liquidity and Capital Resources

             Cash Flow
             Cash flow from operations for the first nine months of fiscal 1995 were negative $481,000, which compares unfavorably to cash flows from operations of negative $52,000 for the first nine months of fiscal 1994. Revenue for the first nine months of fiscal 1994 were insufficient to generate positive cash flows from operations.

             Liquidity
             As of May 31, 1995, the Company had a cash balance of $23,000 and accounts receivable of approximately $100,000. These cash and receivables balances are the Company's primary sources of liquidity. The Company also has two working capital lines of credit with a local bank, one participated to the Export Import Bank of the U.S. for support of working capital needs related to export sales, the other for general corporate purposes collateralized by specific trade account receivables. As of May 31, 1995, there were $0 and $80,000 outstanding under these two facilities, respectively. In applying the terms of these credit facilities to the Company's financial condition on May 31, 1995, the Company does not have the right to make further draws under these facilities.

             Additionally, the Company is experiencing difficulty with paying all of its present operating expenses in a timely fashion. Certain vendors of the Company have repeatedly requested payment of overdue invoices. The Company is working with these vendors individually on an on-going basis to schedule satisfactory extended payment terms; however, there is no assurance that the Company will succeed in reaching acceptable agreements with all concerned parties. Moreover, if the Company fails to secure acceptable extended payment terms, its ability to continue operations will be in jeopardy.

             On October 5, 1994, the Company sold its land and building. Through ownership of its building, the Company had been bearing the costs of excess space for some period of time. The sale of the building allowed the Company to retire all of its long term debt and, net of associated expenses and mortgages, to generate approximately $350,000 in working capital. The Company leased back the building for an initial six-month period and has now moved to smaller less expensive lease space. Occupancy costs under this lease are approximately half those incurred when the Company owned its building.

             During the past four years and in the first three quarters of fiscal 1995, the Company's revenues declined and the Company incurred net losses. Management believes that the



             DAA07F12 99999-1

             Company has the ability to meet its known cash requirements during the fiscal year ending July 31, 1995 based on revenues generated by the Company's current backing combined with further reductions in operating costs, if necessary. The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: returning to profitable operations through increased system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.

             The Company is offering in a private placement convertible debentures to directors, officers and affiliates. The convertible debentures are one-year unsecured demand debentures accruing interest at prime rate with a mandatory conversion to SMS common stock at $.06 per share upon closing of the Transaction described in Item 5 of Part 2. To date, $90,000 has been raised from this offering.

                              PART II-OTHER INFORMATION

             Item 1 - Legal Proceedings

                 The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be; contemplated by governmental authorities or others. but see Item 2 of Part 1.

             Item 2 - Defaults Upon Senior Securities

                 None

             Item 3 - Defaults Upon Senior Securities

                 None

             Item 4 - Submission of Matters to a Vote of Security Holders

                 None

             Item 5 - Other Information

                 On February 27, 1995, the Company announced that it has entered into an agreement for the acquisition of all of the issued and outstanding stock of Applied Machine-Tool Technology, Inc., a privately held company. Upon consummation of the proposed transaction, the owners of all the outstanding AMTT stock would be issued shares representing approximately 60% of the SMS Common Stock to be outstanding. The transaction is subject to the approval of the SMS stockholders and to certain other conditions prior to closing.

             Item 6 - Exhibits and Reports on Form 8-K

                 a)   Exhibits - None

                 b)   Reports on Form 8-K - None
























                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                     /s/ Keith Jezek
                           BY

                           Keith Jezek
                           Vice President, Secretary-Treasurer,
                           and acting Chief Financial and
                           Accounting Officer


             June 9, 1995




































             DAA07F12 99999-1