Form 10KSB/A
period 1994-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1995-09-22
CIK 87814

As filed with the Securities and Exchange Commission on September
          22, 1995.

                               Washington, D.C.  20549

                                 FORM 10-KSB/A No. 1

          (Mark One)
          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1994
                                          OR

          [  ] Transition Report  Pursuant to  Section 13  or 15(d)  of the
               Securities Exchange Act of 1934

                             Commission File No. 0-14100

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                    (Name of small business issuer in its charter)

                        Texas                         74-2048763
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

            2210 Denton Drive, Suite 106                78758
                    Austin, Texas                     (Zip Code)
      (Address of principal executive offices)

                    Registrant's telephone number:  (512) 837-4712

          Securities registered pursuant to Section 12(b) of the Act:  NONE

             Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, par value $0.05 per share
                                   (Title of class)





             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    or No

             Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's
          knowledge,   in  definitive   proxy  or   information  statements
          incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             Scientific Measurement Systems, Inc. ("Company") hereby amends its Annual Report on Form 10-KSB for the fiscal year ended July
          31, 1994 with respect to the Items set forth below.   The changes
          in each case reflect certain corrections or omissions. The only change relative to Item 7. Financial Statements is to expand the discussion in footnote 1; to correct an error in a date set forth in that footnote; and to refer in the date of the auditor's report to the date of the Subsequent Events footnote.


          ITEM 7.   FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS
                                                                       Page

          Report of Independent Accountants . . . . . . . . . . . . . . . 3

          Financial Statements:

             Balance Sheet, July 31, 1994   . . . . . . . . . . . . . . . 4

             Statement of Income, Years Ended July 31, 1994 and 1993  . . 5

             Statement of Changes in Stockholders' Equity, Years Ended  July
          31, 1994 and 19 . . . . . . . . . . . . . . . . . . . . . . . . 6

             Statement of Cash Flows, Years Ended July 31, 1994 and 1993  7

             Notes to Financial Statements  . . . . . . . . . . . . . . . 8

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND . . . 16 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT

          ITEM 10.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . .  20

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                     Statement of Changes in Stockholders' Equity
                          Years Ended July 31, 1994 and 1993


                                     Common stock


                                Shares       Amount     Additional
                                                        Paid-In
                                                        Capital      Accumulated
                                                                     Deficit
                                                                                    Total
     Balance, July 31, 1992     12,880,355   $644,018   $8,307,199   $(8,042,617)   $908,600

     Issuance of unregistered
       common stock for
       services rendered        150,000      7,500      9,000        -              16,500

     Net loss                   -            -          -            (362,808)      (362,808)
     Balance, July 31, 1993     13,030,355   651,518    8,316,199    (8,405,425)    562,292

     Net loss                   -            -          -            (81,373)       (81,373)

     Balance, July 31, 1994     13,030,355   $651,518   $8,316,199   $(8,486,379)   $480,919

                                 SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                                          Statement of Income
                                  Years Ended July 31, 1994 and 1993
                                                                         1994            1993
    Contract revenues:
      Tomographic system sales  . . . . . . . . . . . . . . . . .   $     498,156   $     830,916

      Research and development  . . . . . . . . . . . . . . . . .              -            6,440
      Scanning services . . . . . . . . . . . . . . . . . . . . .         203,628         493,524
      Field services and upgrades . . . . . . . . . . . . . . . .         882,750         505,082
               Total revenues . . . . . . . . . . . . . . . . . .       1,584,534       1,835,962

    Contract costs  . . . . . . . . . . . . . . . . . . . . . . .         925,792       1,051,641


    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .         658,742         784,321

    Operating costs:
      Marketing . . . . . . . . . . . . . . . . . . . . . . . . .         349,445         299,236

      Research and development  . . . . . . . . . . . . . . . . .         106,833         229,592
      General and administrative  . . . . . . . . . . . . . . . .         462,491         573,238
               Total operating costs  . . . . . . . . . . . . . .         918,769       1,102,066

    Loss from operations  . . . . . . . . . . . . . . . . . . . .        (260,027)       (317,745)


    Other (income) expense:
      Interest expense  . . . . . . . . . . . . . . . . . . . . .          62,040          64,333
      Interest and other income . . . . . . . . . . . . . . . . .        (240,694)        (19,270)
               Other - net  . . . . . . . . . . . . . . . . . . .         178,654          45,063


    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (81,373)  $    (362,808)

    Weighted average shares outstanding . . . . . . . . . . . . .      13,030,355   1   2,967.855

      Net loss per share  . . . . . . . . . . . . . . . . . . . .   $      (0.006)  $      (0.028)

                                 SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                                             Balance Sheet
                                             July 31, 1994
                                                Assets
    Current assets:
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .   $      80,517

      Trade accounts receivable, less allowance for
               doubtful accounts of $18,000 . . . . . . . . . . . . . . . . . . .          33,468
      Costs and earned profits on long-term contracts
               in excess of related billings  . . . . . . . . . . . . . . . . . .          55,963
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,669
      Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .          17,930
               Total current assets . . . . . . . . . . . . . . . . . . . . . . .         208,547


    Property, plant and equipment, at cost  . . . . . . . . . . . . . . . . . . .       2,243,789
      Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .      (1,230,205)
                                                                                        1,013,584

    Scanning equipment, less accumulated depreciation of $110,763 . . . . . . . .         244,588

    Other assets, less accumulated amortization of $15,191  . . . . . . . . . . .          39,596
                                                                                    $   1,506,315
                                 Liabilities and Stockholders' Equity
    Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      59,290
      Billing in excess of related costs and earned
               profits on long-term contracts . . . . . . . . . . . . . . . . . .         230,414

      Current installments of long-term debt  . . . . . . . . . . . . . . . . . .          95,910
      Borrowings on line of credit  . . . . . . . . . . . . . . . . . . . . . . .          30,627
      Accrued vacation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39,972
      Accrued commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,804
      Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          25,803

               Total current liabilities  . . . . . . . . . . . . . . . . . . . .         519,820

    Long-term debt, less current installments . . . . . . . . . . . . . . . . . .         505,576
               Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       1,025,396

    Stockholders' Equity:

      Common stock, $.05 par value; 40,000,000 shares
               authorized; 13,030,355 shares issued and outstanding . . . . . . .         651,518
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .       8,316,199
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,486,798)
               Total stockholder's equity . . . . . . . . . . . . . . . . . . . .         480,919
                                                                                    $   1,506,315

      In fiscal  1993, the  Company issued  $16,500 of  common  stock to  a consultant  in lieu  of payment for services rendered.
      Cash payments for  interest were  $62,000 and $64,000  in 1994  and 1993,  respectively.   No
   taxes were paid in 1994 and 1993.

                         Scientific Measurement Systems, Inc.
                               Statement of Cash Flows
                          Years Ended July 31, 1994 and 1993


    Operating activities:
             Net loss . . . . . . . . .     $(81,373)    $(362,808)

             Adjustments to reconcile net
             loss to net cash from
             operating activities:

             Depreciation and
             amortization . . . . . . .       83,827       127,803

             Unregistered common stock
    issued for services rendered  . . .             -       16,500

             Changes in operating assets
    and liabilities:

             Trade accounts receivable       243,688       144,748
             Cost and earned profits on
    long-term contracts in excess of
    related billings  . . . . . . . . .       16,224       (23,334)

             Inventories  . . . . . . .       (1,676)          (74)

             Prepaid expenses and other
    current assets  . . . . . . . . . .      (13,567)       13,191
             Billings in excess of
    related costs and earned profits on
    long-term contracts . . . . . . . .       76,057       138,832

             Accounts payable and accrued
    expenses  . . . . . . . . . . . . .     (315,996)        7,722

    Net cash flows from operating
    activities  . . . . . . . . . . . .        7,184        62,580
    Investing activities:

             Capital expenditures . . .       (9,509)      (58,459)

    Net cash flows from capital
    expenditures  . . . . . . . . . . .       (9,509)      (58,459)
    Financing activities:

             Borrowings on line of credit    338,977              -

             Repayments on line of credit   (308,350)             -
             Principal payments on long-
    term debt . . . . . . . . . . . . .      (85,060)      (50,594)

    Net cash flows from financing
    activities  . . . . . . . . . . . .      (54,433)      (50,594)









    Increase in cash and cash
    equivalents . . . . . . . . . . . .      (56,758)      (46,473)


    Cash and cash equivalents at
    beginning of year . . . . . . . . .      137,275       183,748


    Cash and cash equivalents at end of
    year  . . . . . . . . . . . . . . .    $  80,517     $ 137,275



   Supplemental information on non-cash investing and financing activities:

     In fiscal 1993, the Company issued $16,500 of common stock to a consultant in lieu of payment of services rendered.
     Cash  payments  for  interest were  $62,000  and  $64,000  in  1994 and  1993 respectively.  No taxes were paid in 1994 and 1993.

          SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                            Notes to Financial Statements


          1.   THE COMPANY

             Scientific Measurement Systems, Inc., ("the Company") is a research, manufacturing and service company and is primarily engaged in the design, development, assembly and marketing of radiographic/tomographic scanning systems used for nondestructive examination of the interior structure of various materials, and
          in  providing  contract  services  with  respect  thereto.    All
          operations of the Company are domestically based. The Company's plan to address long-term cash requirements is to reduce employee levels and other operating costs to reflect the reduced and fluctuating levels of system sales, system upgrades and contract scanning services. The Company is also continuing its sales and marketing efforts since successful efforts on only one or two
          system  sales  or  upgrades   can  have  a  significant  positive
          influence on the  Company's ability  to meet  its long-term  cash
          requirements.   The  Company,  as  funds permit,  also  seeks  to
          identify and develop new applications and uses for its technology in an effort to establish a broader and more reliable stream of revenue that the Company has experienced in recent years.

             During the  past four fiscal years  ended July  31, the Company
          incurred  net losses.   The  Company is  currently in  a negative
          working capital position. Management believes that the Company has the ability to meet its cash requirements during the fiscal year ending July 31, 1995 based on revenues generated by the Company's current backlog combined with further reductions in
          operating costs, if  necessary.   The ability of  the Company  to
          meet its long term cash requirements is dependent on any one or a combination of the following: returning to profitable operations through increased system sales; securing new sources of cash;
          further   reducing  operating   costs   and  curtailing   company
          operations; or developing new business activities.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis  of Accounting  - The  accompanying financial  statements
          have  been   prepared  in  accordance   with  generally  accepted
          accounting principles and assume the Company will continue as a going concern.

             Inventories  -  Inventories   are  stated  at  lower  of   cost
          (specific identification) or market and consists primarily of parts to be used in the manufacture of tomographic scanning systems.

             Property, Plant and  Equipment - Property, plant and  equipment
          is stated at cost.   Depreciation and amortization for  financial
          statement purposes are provided  by the straight-line method over

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          estimated useful lives  of two  to five years  for equipment  and
          furniture  and   fixtures  and  31.5  years   for  the  building.
          Maintenance and repairs are charged to expense as incurred.

             The major classes of property, plant and equipment as of July 31, 1994 were as follows:

          Equipment . . . . . . . . . . . . . . . . . . . . . . .$1,052,335
          Furniture and fixtures  . . . . . . . . . . . . . . . .   103,259
          Building  . . . . . . . . . . . . . . . . . . . . . . .   551,788
          Land  . . . . . . . . . . . . . . . . . . . . . . . . .   536,407
             Total  . . . . . . . . . . . . . . . . . . . . . . .$2,243,789

          On  October 5, 1994, the Company sold the land and building (Note
          10).

             Scanning Equipment - Scanning equipment is stated at cost. Depreciation for financial statement purposes are provided by the straight-line method over estimated useful lives of five to ten years.

             Patent Rights - The Company holds patent rights related to procedures for tomographic examinations which are being amortized using the straight-line method over their remaining lives.

             Research and Development - Expenditures for Company-sponsored research and development are expensed as incurred.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

             Loss Per Share - Loss per share is computed based on the weighted average number of shares outstanding during the year. Stock options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

             Cash  and Cash Equivalents   -  For purposes  of reporting cash
          flows, cash and cash equivalents include cash and interest bearing deposits.

             Income  Taxes -  Income taxes  are provided  based on  earnings
          reported  for financial  statement purposes.   The  provision for
          income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.


             The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) during fiscal 1994 and has applied the provisions retroactively to
          August 1, 1993.   The adoption of SFAS 109 changes  the Company's
          method of accounting  for income taxes  from the deferred  method

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          (Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes") to the liability method. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

             Contract Revenues -  Revenues for tomographic system sales  are
          accounted  for  under   the  percentage-of-completion  method  of
          accounting in which revenues and gross profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are adjusted for revisions in estimated total contract costs and contract value in the accounting period in which the revisions are made. Estimated losses are recorded in
          the  period such losses  are identified.   The Company recognizes
          revenue and costs under research and development and scanning services contracts as the related services are performed and
          costs are  incurred.   Revenues under field  services maintenance
          contracts are recognized on a straight-line basis over the term of the contract; related costs are expensed when incurred. Contract costs include all direct labor, material, subcontract costs and allocations of indirect overhead.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          3.   LONG-TERM DEBT

             Long-term debt consists of the following mortgage notes:
             First   lien   mortgage   note   payable  to   a
             corporation due in equal monthly installments of
             $6,137 through October 2000  when the balance of
             $237,546 is due.   The monthly payments  include
             interest at a fixed rate of 10.5% per annum.  .     $457,952



             Second  lien  mortgage note  payable  to  a bank
             which matured July 22, 1994.  . . . . . . . . .       56,615
             Third lien mortgage  note payable to the City of
             Austin  under  its   Industrial  Expansion   and
             Retention  Loan (IERL)  Program.    The mortgage
             note is payable in equal monthly installments of
             $1,242  through  January 1997  when  the  unpaid
             balance is due.   The  monthly payments  include
             interest at a fixed rate of 3% per annum. . . .        86,919


                                                                  601,486

             Less - Current installments . . . . . . . . . .
                                                                  (95,910)
                                                                 $ 505,576


             The first lien mortgage note is secured by a deed of trust on the Company's building. The second lien mortgage note is secured by an inferior deed of trust on the building and an inferior vendor's lien retained in a warranty deed in favor of a bank. The bank also retains a security interest in certain accounts
          receivable  and  equipment.   The  third  lien mortgage  note  is
          secured by an inferior deed of trust on the building.

             On October 5, 1994, the Company sold its land and building (Note 10). The proceeds of the sale were used to retire all of the Company's mortgage notes. As of October 5, 1994, the Company has no long term debt.

          4.   LINE OF CREDIT

             In October 1993, the Company entered into a revolving credit agreement with a bank which permits borrowings up to $200,000
          based  on  certain  accounts  receivable.   Interest  is  payable
          monthly  at the  bank's  prime rate  plus  1.5%.   The  agreement
          expires on October 25, 1994 at which time all borrowings are due. The agreement contains various covenants which, among other items, require the Company to maintain certain financial ratios. At July 31, 1994, the Company was in technical default due to the Company's failure to comply with certain minimum net worth
          requirements  under   the  agreement.    There   are  no  amounts

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          outstanding under this line  as of October 21, 1994.   Management
          is currently negotiating a renewal of this credit facility for another year.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

          5.   STOCKHOLDERS' EQUITY

             The  Company  has  authorized  2,000,000  shares  of  preferred
          stock,  $0.15 par  value.   As of  July 31,  1994, none  has been
          issued or is outstanding.

             The Company currently has two existing incentive stock option plans. The first, effective August 24, 1989 ("the 1989 Plan") is administered by a Stock Option Committee (the "Stock Option Committee") which consists of not less than three members of the
          Board of Directors.   The 1989 Plan reserves 2,500,000  shares of
          the Company's common stock and provides for the grant of incentive stock options, non-qualifying stock options and stock appreciation rights ("SARs") to certain key employees of the Company who serve as officers of the Company, to consultants engaged by the Company, and to certain other individuals. Options and SARs will be awarded at the discretion of the Stock Option Committee.

          The 1989 Plan prohibits the grant of options thereunder after August 24, 1999. The Stock Option Committee also determines the expiration dates of options granted provided that all options must be exercised within 7 years of the date of grant (5 years to any optionee who is the owner of 10% of the Company). The price at which options may be exercised is determined by the Stock Option Committee but in no event may the price be less than the fair market value of the underlying common stock on the date of grant. In the case of an optionee who is the owner of 10% or more of the total combined voting power of all classes of stock of the Company, the option price must be at least 110% of the fair value of the underlying common stock on the date of grant.

             Because the 1989 Plan was not submitted for approval of the shareholders within twelve months of its adoption by the Board of Directors, the options granted under it do not qualify as incentive stock  options.  It  is the intention  of the Board  of
          Directors not to award further options  under the 1989 Plan.   As
          of July 31, 1994, there were no options outstanding under the 1989 Plan.

             On February 16, 1990, the Board  of Directors approved the 1990
          Stock Option Plan ("1990 Plan").   The 1990 Plan is  identical in
          all but one respect to the 1989 Plan. The sole variation is that the 1990 Plan prohibits the grant of options thereunder after February 16, 2000, rather than August 24, 1999.

             During fiscal 1993, the Board of Directors approved awards of 1,003,468 options under the 1990 Plan. During fiscal 1994, the Board of Directors also approved awards of 1,959,482 options of which 697,623 options were awarded under the 1990 plan while 1,261,859 options were not awarded pursuant to any formal plan.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          All options were granted at fair market value at date of issuance. Although granted at fair market value, the majority of these options were issued to directors and employees in recognition of significant salary reductions during the year. Certain options vested immediately and others vest over a period of two years. The options awarded in fiscal 1993 expire on
          August 1, 1998 while those awarded in fiscal 1994 expire on August 1, 2000.

             On September 17, 1992, the Board of Directors approved the issuance of 150,000 shares of unregistered common stock to a
          consultant for services rendered.   The stock was issued  at fair
          market value on the date of issuance. The associated expense is included in general and administrative expenses for the year ended July 31, 1993.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

          5.   STOCKHOLDERS' EQUITY, CONTINUED


             The following table summarizes the status of all options.


                 OPTIONS         EXERCISE PRICE RANGE NUMBER OF SHARES
                                                        UNDER OPTION

           Outstanding at July
           31, 1993              $.1404-$.2850              3,060,468

           Granted during FY
           1994                  $.1500                     1,959,482


           Cancelled             $.2250                       (90,000)

                                 $.1406-$.2850              4,929,950

          Options for 4,863,283 shares of common stock were exercisable at July 31, 1994. No options were exercised during fiscal 1993 and 1994.

          6.   CONTRACT REVENUES

             The Company's revenues have been derived from certain major customers (greater than 10% of total revenues) as follows:
                       Customer           1994         1993


                       A                   4%          10%
                       B                  23%           -

                       C                  30%           7%

                       D                   7%          12%
                       E                   7%          15%

                       F                   -           27%

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          6.   CONTRACT REVENUES, CONTINUED

             The Company had export sales of $63,000 and $64,000 to Japan, $29,000 and $45,000 to Canada during fiscal 1994 and 1993, respectively. Revenues derived either as a prime contractor or subcontractor to prime contractors to the U.S. Government were 56% and 67% of total revenues during fiscal 1994 and 1993, respectively.

          Contracts in progress at July 31, 1994 and 1993 consist of the following:

                                                                 1994       1993


               Costs and estimated earnings                 $ 444,250    $493,901
               Billings                                       618,701     576,071
                                                             (174,451)   ( 82,170)


               Included in the balance sheet:
                  Costs and earned profits on long-term
                  contracts                                    55,963      72,187
                     in excess of related billings
                  Billings in excess of related costs and    (230,414)   (154,357)
                  earned                                     (174,451)   ( 82,170)
                     profits on long-term contracts

             Requirements  for  progress  billings   are  negotiated  on  an
          individual   contract  basis   and,  accordingly,   vary  between
          contracts.

             On December 31, 1992, the Company collected a settlement for $501,622 from the Department of the Navy. This amount has been included in revenue from tomographic system sales in fiscal 1993. The settlement represents funding of a cost overrun incurred by the Company on a cost plus fixed fee contract begun in December 1984 for the design, construction, laboratory test and field demonstration of a remote-operated tomographic analyzer for the Department of the Navy. Work was stopped on this contract in fiscal year 1988 due to a lack of funding by the Department of the Navy; no work has been performed and no costs have been incurred on this contract by the Company since that time.

          7.   INCOME TAXES

             The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) during the fourth quarter and has applied the provisions retroactively
          to August 1,  1993.    The adoption of  SFAS 109  did not have  a
          material effect on the Company's financial position or results of operations.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

             Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in
          different  years  than  recognized  in  the  tax  returns.    The
          depreciation temporary difference represents tax depreciation in excess of financial statement depreciation. The accrued expenses temporary differences represent various expenses accrued for financial reporting purposes until paid.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          7.   INCOME TAXES, CONTINUED

             The tax-effected temporary differences and carryforwards that comprise deferred tax assets at July 31, 1994 are as follows:

                                                 Deferred
                                                Tax Asset   Deferred Tax
                                                              Liability

             Accrued expenses  . . . . . . . .$   29,767    $       -
             Depreciation  . . . . . . . . . .        -         55,188
             Other . . . . . . . . . . . . . .      6,351           -
               Total temporary difference  . .     36,118       55,188
             Operating loss carryforward . . . 2,830,477            _
             Tax credit carryforward . . . . .    144,157           -
               Total operating loss and tax
               credits   . . . . . . . . . . . 2,974,634            -

               Deferred tax asset  . . . . . . 3,010,752        55,188
             Valuation allowance . . . . . . .(2,955,564)           -
             Net deferred tax assets and
             liabilities . . . . . . . . . . .$   55,188    $   55,188



             At  July   31,  1994  the  Company  had    available  financial
          reporting  net  operating  loss  carryforwards  of  approximately
          $8,400,000  and   for  federal  income  tax   reporting  purposes
          approximately $8,300,000 of which $250,000 expires in 1998, $480,000 expires in 1999 with the balance expiring in varying
          amounts  in  2000  through  2009.    The  difference between  net
          operating loss carryforwards for financial reporting purposes and federal income tax purposes is due primarily to accelerated
          depreciation  methods  used  for  tax.   Also,  the  Company  had
          approximately $30,000 of investment tax credit carryforwards and approximately $110,000 of research and development tax credit carryforwards expiring from 1996 to 2001. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards which may be utilized if there are substantial changes in the ownership of the Company.

             SFAS 109 requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the
          deferred tax assets  will not  be realized."   It further  states
          that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as
          cumulative losses in recent years."   The ultimate realization of
          this deferred income tax asset depends upon the ability to generate sufficient taxable income in the future. Accordingly, the Company has provided a valuation allowance at August 1, 1993 and July 31, 1994 to the extent realization of the deferred tax assets depends on taxable income in future years. If the Company is unable to generate sufficient taxable income in the future

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          through operating results, increases in the valuation allowance will be required.

             There were no federal or state income taxes paid in 1994 or 1993. There were no significant amounts of income from foreign sources in 1994 or 1993.

                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Notes to Financial Statements, Continued

          8.   OTHER INCOME

             During fiscal 1994, the Company reversed certain royalty accruals resulting in a charge to other income of approximately
          $218,000.   Since 1988, the Company had accrued royalties on non-
          government CT systems sales based on a cross-licensing agreement. The Company has canceled this agreement and determined that there are no amounts payable thereunder.

          9.   RELATED PARTY TRANSACTIONS

             In 1981, the Company purchased from various stockholders certain technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $7,329 and $8,100 are included in other assets at July 31, 1994 and 1993. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

          10.  SUBSEQUENT EVENTS

             On October 5, 1994,  the Company sold its land and building for
          $1,060,000.    Proceeds from  the sale  were  used to  retire all
          mortgage notes outstanding, in the aggregate amount of $600,000. Net of all related expenses and retirement of mortgage notes, the
          Company   generated   approximately   $350,000  cash   from   the
          transaction,  while realizing a loss  of $8,000.   The Company is
          currently leasing back the building for an initial six month period, at a monthly lease rate of $14,000.

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             Each of the following directors is elected for a period of one year and thereafter until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

             J. Neils Thompson, P.E., Chairman of the Board, has been a director of the Company since March 1980, and Chairman of the Board since September 1980. He served as President during May -
          September  1980.    Mr. Thompson  has  been  associated with  The
          University of Texas at Austin since 1941, and has been a Professor of Civil Engineering since 1949. He was Director of the Balcones Research Center from 1946 to 1977, Director of the Balcones Institute for Research and Development from 1973 to
          1977,   and  Director   of  the  Structural   Mechanics  Research
          Laboratory from 1953 to 1978.   He was President of the  National
          Society of Professional Engineers in 1965-66. He is the author or co-author of over two hundred technical publications, books, papers and reports in the fields of concrete, structures, housing
          research,  sonic   boom  research,  materials   and  experimental
          mechanics.

             Dr. Larry Secrest, President and Chief Executive Officer, joined the Company in January 1986. During the period from 1982 through 1985 he served as an advisor and consultant for strategic planning and venture management; first, as owner of Secrest & Associates from September 1982 through September 1984; and subsequently, as a member of Ozark Research Group, from October
          1984  through December  1985.   During  the  period between  1978
          through September 1982, Dr. Secrest served in various executive positions with Standard Meat Company including that of Executive
          Vice President from 1980.   He has also held positions  with Ford
          Motor Company, Lear Siegler, and Cooper Industries.   Dr. Secrest
          holds  a B.A.  from  Tulane University  and  an M.B.A.  from  the
          Wharton  School of  Business.   He received  an interdisciplinary
          Ph.D. in Management, Business and Public Affairs from The University of Texas at Austin in 1971. During 1971-72 he served as visiting Fulbright Research Professor at Keio University in
          Tokyo, Japan.   Dr. Secrest was elected as Chairman  of the Board
          of Hydrolab Corporation in September 1994.

             Douglas G. Chaffin served as a director of the Company from 1986 to 1988 and as an Advisory Director from 1988 to 1991, when
          he again was  elected to the Board of Directors.   Since 1988, he
          has  served   as  Associate   Vice  President  of   First  Albany
          Corporation,   a  full-service  brokerage   firm.    He  attended
          Wentworth Institute in Boston, Massachusetts and Western New England College in Springfield, Massachusetts. Mr. Chaffin is a
          member   of  Amex   Club,  Securities   Traders  Association   of
          Connecticut,  National  Association  of Securities  Traders,  and
          Hartford Stock Brokers Association.   Additionally, he has served
          as President of Evergreen Ventures, Inc., a private corporation active in the hospitality industry. Mr Chaffin is also listed in Who's Who in the East and Who's Who in the World.

             General Robert J. Dixon (USAF, Retired) was elected to the Board in September 1986. General Dixon retired from the U.S. Air Force in 1978 with the rank of General. His military assignments
          included   service  as  Commander,   Tactical  Air   Command  and
          Commander-in-Chief of the U.S. Air Force for the Atlantic and U.S. Readiness Commands as well as Deputy Chief of Staff, Personnel, for the U.S. Air Force. He served as Chairman of the Board of Directors, Chief Executive Officer and President of Fairchild-Republic Company from 1978 to 1983. Since 1983, he has been engaged in consulting to the aerospace industry as owner of
          Confer  Associates, Boerne,  Texas.   He  currently  serves as  a
          director of Burdeshaw Associates, Ltd., and a trustee of the Air Force Aid Society. He is a graduate of Dartmouth College and the U.S. Air War College.

             Dr.  Norman Hackerman  was  elected  to the  Board in  November
          1988.   Dr. Hackerman served as President of Rice University from
          1970 to 1985 and holds the title of President Emeritus and Distinguished Professor Emeritus of Chemistry at Rice University. Prior to his service at Rice, Dr. Hackerman served twenty-five years at The University of Texas at Austin, Texas, where he was President 1967-70, Vice Chancellor for Academic Affairs 1963 to
          1967,  and Vice President and  Provost 1961-63.   He is currently
          Professor  Emeritus of Chemistry  at The  University of  Texas at
          Austin.   He  received  his A.B.  and  Ph.D. from  Johns  Hopkins
          University. Dr. Hackerman was a member of the National Science Board 1968-80, and Chairman 1975-80. He was the Editor of the Journal of the Electrochemical Society from 1969 to 1990. He is a member of the National Academy of Sciences, the American Philosophical Society, and the American Academy of Arts and Sciences and belongs to numerous scientific organizations. He is author or coauthor of more than 200 publications. Dr. Hackerman received the American Institute of Chemists Gold Medal in March 1978, the Mirabeau B. Lamar Award of the Association of Texas Colleges and Universities in 1981, the Distinguished Alumnus Award from Johns Hopkins University in 1982, and the Edward Goodrich Acheson Award of the Electrochemical Society in 1984. Dr. Hackerman serves as Chairman of the Scientific Advisory Board of the Robert A. Welch Foundation and as a director of the following companies: American General Series Portfolio Company, American Capital Asset Management Corporation, Carbon Fuels Corporation, Medical Polymers, Inc., and Electrosource, Inc. Dr. Hackerman was presented the National Medal of Science award from President Clinton on September 30, 1993 for his lifetime of work
          in  scientific  research and  policy issues.    The Medal  is the
          highest award this country gives to scientists.

             Burton W. Kanter was elected to the Board in August 1985. Mr. Kanter is a lawyer specializing in federal income tax matters, formerly attorney-advisor to the Tax Court of the United States, author of numerous articles in the field of federal income taxation and a member of the faculty of the University of Chicago

          Law School. He was a partner in the Chicago law firm of Kanter & Eisenberg from May 1979 to January 1986. Since that time, he has served as counsel to the successor firm of Neal Gerber & Eisenberg. He is a Director of Logic Devices, Inc., HealthCare COMPARE Corp., Channel America LPTV Holdings, Inc. and Power-Cell, Inc., plus many private companies. He is also Chairman of Walnut Capital Corp., a qualified small business investment corporation, and Chairman of Chicago Holding, Inc., a private investment company. Mr. Kanter is a member of the Board of Directors of various other charitable organizations.

             James W. Kenney was elected to the Board in March 1986.  He  is
          currently  associated   with  San  Jacinto  Securities,  Inc.  as
          Executive Vice President and owner. Previously, he served as a Senior Vice President of both Rauscher Pierce Refsnes, Dallas, Texas, and Capital Institutional Services, Inc., Dallas, Texas, and as Executive Vice President for a full-service securities brokerage firm that was the managing underwriter for the initial public offering of the Company in March 1985. In addition, Mr. Kenney serves as a member of the Board of Directors of Amerishop Corporation, Consolidated Health Care Associates, Inc., CCC Coded Communications Corp., Industrial Holdings, Inc., Prism Group, Inc., Appoint Technologies, Tecnol Medical Products, Inc. and Tricom Corporation. Mr. Kenney received a B.B.A. in Economics from the University of Colorado in 1964.

             Phillips A. Moore was elected to the Board in January 1987, and is currently a consultant to PRESBYNET/ECUNET, a project to
          develop a  global telecommunication  system for churches.   Until
          June  1991, Mr.  Moore  was Chairman  of  PSN Corporation,  Avon,
          Connecticut,  a  firm  that   develops  and  sells  comprehensive
          electronic  communications systems  to industry.   Prior  to that
          position, Mr. Moore served as President of NWI, Inc., and as Vice
          President,  Product Development,  for Sony  Corporation.   He has
          extensive experience in high technology product development and marketing.

             Dr. Tom Prud'homme was elected to the Board in November 1990. Dr. Prud'homme recently became Vice President for Technology of
          EnviroTech  Measurements  and  Controls.    Prior  to  that,  Dr.
          Prud'homme was Vice President for Technology of a division of Baker, Hughes, Inc. He co-founded a research company 34 years ago and led the firm through three changes in ownership to a
          highly  successful  instrumentation   company.    After  teaching
          mathematics  and physics at The University of Texas at Austin, he
          was   employed  as   Research  Scientist  in   applied  nucleonic
          techniques by Magnolia  Petroleum Co.  (now Mobil Oil  Co.).   In
          1956, he helped establish Texas Nuclear under private ownership and then served as Chief Scientist and Director of Research. From 1961 to 1966, Dr. Prud'homme served as Vice President for
          Manufacturing  and  then  Vice  President  for  Engineering   and
          Production of the Texas Nuclear Division of Nuclear-Chicago. During this time, he designed, tested, commissioned and directed the manufacture of a commercial atom smasher. From 1966 to 1975, he served successively as Vice President for Operations, General

          Manager, President and CEO of the Texas Nuclear Division, G.D. Searle & Co. From 1975 to 1987, he was President, Texas Nuclear Division, Baker International, which became Baker, Hughes, Inc. During this time, Texas Nuclear maintained profitability and achieved financial goals in each year. In 1987, he became Chairman of the Board of Directors, Texas Nuclear Division, Baker, Hughes, Inc. Dr. Prud'homme is the author of 22 publications and is very active in professional and community affairs. He serves on a number of Boards of Directors and Advisory Committees and is an officer of a family-owned business, Amal Oil Company. Dr. Prud'homme holds a B.S. degree in Physics/Mathematics from Spring Hill College and M.A. and Ph.D. degrees from The University of Texas at Austin.


                                  EXECUTIVE OFFICERS

             The following information relates to executive officers of the Company who were not directors during FY 1994:


           Officer                Position with the
                                  Company                   Age     Year
                                                                   Became
                                                                   Officer


           Dr. Forrest F.
           Hopkins                Vice President of
                                  Research and Development   48     1979

           Gen. George A.
           Edwards, Jr.           Vice President of
                                  Administration,
                                  Secretary-Treasurer        65     1988



           Keith A. Jezek         Vice President of
                                  Operations                 30     1992


           H. Peter Engel         Vice President             57     1993
           Walter A. Graeme, Jr.  Vice President, Sales
                                  and Marketing              48     1994


          Background of Officers

             Forrest F. Hopkins, Ph.D., Vice President of Research and Development, has been a Director or a Vice President of the Company since July 1979. He chose not to stand for reelection to the Board in 1986 to permit the addition of other outside
          participants.    Dr.  Hopkins  has extensive  experience  in  the
          development of tomographic hardware and image reconstruction algorithms. He received a B.S. in Physics in 1969 and a Ph.D. in Physics in 1972, both from The University of Texas at Austin.

             George A. Edwards, Jr. (Major General, USAF, Retired), Vice President of Administration and Secretary-Treasurer, has been
          with  the  Company  since  February   1986  serving  first  as  a
          consultant and aerospace advisor and subsequently as Special Assistant to the President prior to assuming his present position
          in  February 1988.   He retired from  the U.S. Air  Force in 1984
          after a  distinguished career which included many  key high level
          staff  management and  command assignments.   Since 1984,  he has
          served as Chairman of the Board of Directors of Pilot Research Associates, consultant to Lockheed Missiles and Space Company, Inc., Associate of Burdeshaw Associates, Inc., and has been active in the real estate and home construction business. General Edwards attended the University of Tennessee and holds a Bachelors Degree from the University of Maryland and a Masters
          Degree  from  San  Francisco State  University.    He  is also  a
          distinguished graduate of the U.S. Army War College.

             Keith  A.  Jezek   joined  the  Company  as  Special   Projects
          Administrator in January 1989 and served successively as Director of Budgets, Schedules, and Reports and Director of New Business
          Development.     Mr.  Jezek   is  currently  Vice   President  of
          Operations. He holds a Master of Business Administration degree and a Bachelor of Arts in English degree, both from The
          University of Texas  at Austin.   Mr. Jezek came  to the  Company
          from  Dell  Computer  Corporation  where  he  worked  as  a Sales
          Analyst.

             H.  Peter Engel, Vice President, joined the Company in February
          1993.   Previous  to  joining the  Company  he was  an  assistant
          professor of Science Education and Coordinator of Adult Education
          with  the  State  University of  New  York  at Albany.    He held
          positions in nuclear engineering and signal processing with the General Electric Company, Knolls Atomic Power Laboratory in
          Schenectady, New  York from 1969 to 1984.   From 1984 until 1993,
          Mr.  Engel  was employed  as Chief  Scientist  with EG&G  at NASA
          Kennedy  Space  Center.   He held  a post  as  an NDEA  Fellow in
          Nuclear Engineering at  the University  of Arizona,  Tucson.   He
          holds a B.S. degree in Physics/Math and Education Philosophy from SUNY, and a M.S. Degree in Natural Science from Rensselaer Polytechnic Institute, Troy, New York. He holds U.S. patents for a CT System Calibrator and Ultrasonic Transducer Holder assigned
          to  NASA  and  GE, respectively.    Mr.  Engel  resigned as  Vice
          President effective  June 14,  1994 to pursue  business interests
          near his home in Florida.   He will continue to serve the Company
          as a consultant when required.

             Walter A. Graeme, Jr., Vice President, Sales and Marketing, joined the Company in March 1994. Prior to joining the Company he was employed by the Dupont Company for 22 years, serving
          successively   as   Technical  Representative,   Territory  Sales
          Manager, Senior Business Analyst, Product Manager, Nondestructive Testing (NDT) Systems and Business Manager, NDT Electronic Imaging. From 1968 to 1972, he held a position with AETNA Life and Casualty Co. Mr. Graeme holds a Bachelor of Arts degree in Economics from St. Francis College and an M.B.A. from Sacred
          Heart  University in Connecticut.   Since 1992, he  has served as
          Director of the American Society for Nondestructive Testing, a position he still holds.

          Section 16(a) Disclosure

             Section 16(a) of the Securities Exchange act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated
          Quotation  System ("NASDAQ").    Officers, directors  and greater
          than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required from such persons, the Company believes that during fiscal 1994, its officers, directors and greater than 10 percent beneficial owners complied with all
          filing  requirements  of  Section   16(a)  of  the  Exchange  Act
          applicable to them.


          ITEM 10.  EXECUTIVE COMPENSATION

             The following table shows the cash compensation paid by the Company, as well as certain other compensation, for the Company's Chief Executive Officer for fiscal years 1992, 1993 and 1994. No other executive officers were paid compensation in fiscal 1994 in excess of $100,000.

                                Summary Compensation Table
                                          Long Term Compensation
                 Annual Compensation                                             Awards
              Name and
          Principal
         Position            Year     Salary      Bonus     Other Annual
                                                           Compensation(1)  Options/SARs
                                                                                (#)


         Larry Secrest,
         President and
         Chief Executive
         Officer             1994    $             -0-         $9,013         521,607



                             1993    $             -0-         $8,478        312,964
                             1992    $100,859      -0-         $8,183       525,000(2)
            _____________________

              (1)      Consists of  an automobile allowance of  $500 per month
                    and group hospitalization individual coverage.
              (2)      Of  the  total  option  award,  350,000  represent  new
                    replacement  options  granted  in  connection  with the
                    surrender  of  options  for  the  purchase  of  400,000
                    shares.  See "Stock Option Awards" below.


             As of approximately the end of fiscal year 1992, the Chief Executive Officer, together with certain executive and other Company personnel, agreed to a reduction in their regular levels of compensation, in view of the Company's financial position.

             Insurance Benefits

             The Company provides partial payment of the premiums under a group hospitalization program with Aetna, which includes term
          life  insurance  for  participating  employees.    All  full-time
          employees are eligible to participate in the program. Individual coverage for Dr. Secrest is paid for by the Company, the cost of
          which  is  included   in  the  amounts   shown  in  the   Summary
          Compensation Table above.

          Executive Stock Options

             The following table provides information on the stock option grants during the 1994 fiscal year to the named executive officers.

                      Option Grants in Last Fiscal Year Individual Grants




             Name
                          Options/SARs
                             Granted
                            (Shares)      Percentage of
                                          Total Options/
                                           SARs Granted
                                           to Employees
                                          in Fiscal 1994   Exercise
                                                          Price (Per
                                                             Share)   Expiration
                                                                          Date


             Larry
             Secrest         521,607          35.63%         $0.15      8/1/2000


             Stock Option Awards

             Effective August 1, 1991, the Company offered certain of its officers and employees, including Chairman Thompson ("Option Holders") the opportunity to surrender outstanding options in exchange for a lesser number of Replacement Options (herein so
          called).   The Replacement Options were issued as incentive stock
          options  under   the  Company's  1990  Stock   Option  Plan;  are
          exercisable at $0.1406 per share (the average bid and ask closing price on August 1, 1991); vest one-third upon grant, and one-third on each of the next two anniversary dates thereof; are in tandem with stock appreciation rights; and expire on August 1, 1998. All of the Option Holders, except one, accepted the offer in full.

             Effective March 24, 1994, the Company granted options for the purchase of common stock to employees who had foregone part of their normal pay since mid-year calendar 1993. The salary they had not received and would not receive through June 1994 was $143,948. Ten options were granted for each dollar of salary the
          employee did not receive.   Under this formula, 1,439,480 options
          were granted. These options were vested immediately (March 24, 1994), and the exercise price was the average of the closing bid and ask price ($0.15) on the date the options were granted.

             The following table provides information concerning option exercises during and certain options held at the end of the last fiscal year.

                          Aggregated Option/SAR Exercises in Last Fiscal Year
                                and Fiscal Year-End Option/SAR Values





               Name(a)      Shares
                          Acquired on
                          Exercise(b)      Value
                                         Realized
                                            (c)          Number of
                                                        Unexercised
                                                      Options/SARs at
                                                           FY-End
                                                        Exercisable/
                                                      Unexercisable(d)       Value of
                                                                         Unexercised In-
                                                                            the-Money
                                                                         Options/SARs at
                                                                              FY-End
                                                                           Exercisable/
                                                                         Unexercisable(e)
             Larry
             Secrest          -0-           -0-        1,359,571/-0-         -0-/-0-


          Directors' Compensation

             The Company, until late in fiscal year 1992, paid outside directors $500 plus expenses for each meeting and separate committee meeting attended in person. However, this arrangement was suspended in July 1992, subject to reinstatement by the Board, in view of the Company's financial condition.

             In fiscal 1994, the Company granted options for the purchase of 50,000 shares of common stock to each outside director. This action was in recognition of the fact that the outside directors
          served for  almost  two years  without any  compensation.   These
          options are at an exercise price of $0.15, which is the average of the closing bid and ask price as of March 24, 1994.

                                      SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of September, 1995.

                                        SCIENTIFIC   MEASUREMENT   SYSTEMS,
          INC.
                                        (Registrant)


                                        By:  /s/Larry Secrest
                                             Dr. Larry Secrest, President


                 Signature               Title                     Date


                     *
             J. Neils Thompson

             /s/Larry Secrest
             Dr. Larry Secrest


                     *
             Douglas G.
             Chaffin

                     *
             General Robert J.
             Dixon

                     *
             Dr. Norman
             Hackerman

                     *
             Burton W. Kanter

                     *
             James W. Kenney

                     *
             Phillips A. Moore


             Dr. Thomas
             Prud'homme          Chairman of the
                            Board of Directors

                             President, Chief
                            Executive Officer,
                               Acting Chief
                              Financial and
                           Accounting Officer,
                               and Director

                                 Director


                                 Director


                                 Director


                                 Director


                                 Director


                                 Director


                                 Director       September 21, 1995


                                                September 21, 1995




                                                September 21, 1995


                                                September 21, 1995


                                                September 21, 1995


                                                September 21, 1995


                                                September 21, 1995


                                                September 21, 1995







          *By: /s/Larry Secrest
               Dr. Larry Secrest
               Attorney-in-Fact