Form 10KSB
period 1995-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1995-11-03
CIK 87814

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                         For the fiscal year ended July 31, 1995
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from . . . . . . . . . . to . . . . . . . . . . . . .

                         Commission file number 0-14100

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                   TEXAS                                          74-2048763
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

2210 Denton Drive, Suite 106, Austin, Texas                         78758
  (Address of principal executive offices)                        (Zip Code)

            Issuer's telephone number . . . . . . . . (512) 837-4712

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class           Name of each exchange on which registered
   -------------------           -----------------------------------------

           None                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
                          $0.05 Par Value Common Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State issuer's revenues for its most recent fiscal year:  $1,384,815

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,387,892 as of October 2, 1995, based upon the bid price at the close of trading on such date as reported by NASDAQ.

     The number of shares or units outstanding of each of the registrant's classes of securities, as of October 2, 1995 is as follows:

                                                     Shares Outstanding as of
                  Title of Class                         October 2, 1995
                  --------------                     ------------------------

$0.05 Par Value Common Stock                                13,030,355

     Transitional Small Business Disclosure Format: Yes |_|  No |X|

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-KSB IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information requred by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1995 Annual Meeting of Shareholders.



Item 9          Directors, Executive Officers,              Information concerning the Directors and Executive
                Promoters and Control Persons;              Officers of the Company is incorporated by reference
                Compliance with Section 16(a) of the        from the Company's definitive Proxy Statement and
                Exchange Act                                related materials in connection with the annual meeting
                                                            of shareholders on December 14, 1995.  The
                                                            incorporated portions consist of all of the disclosures
                                                            that appear in that Proxy Statement under the headings
                                                            "Nominees for Election as Directors" and "Executive
                                                            Officers."

Item 10         Executive Compensation                      Information concerning the Executive Compensation is
                                                            incorporated by reference from the Company's definitive
                                                            Proxy Statement and related materials in connection with
                                                            the annual meeting of shareholders on December 14,
                                                            1995.  The incorporated portions consist of all of the
                                                            disclosures that appear in that Proxy Statement under the
                                                            heading "Executive Compensation."

Item 11         Security Ownership of Certain               Information concerning the Security Ownership of
                Beneficial Owners and Management            Certain Beneficial Owners and Management is
                                                            incorporated by reference from the Company's definitive
                                                            Proxy Statement and related materials in connection with
                                                            the annual meeting of shareholders on December 14,
                                                            1995. The incorporated portions consist of all of the
                                                            disclosures that appear in that Proxy Statement under the
                                                            heading "Security Ownership of Certain Beneficial
                                                            Owners and Management."



                                      INDEX

                                                                           Page
                                                                           ----


PART I......................................................................  1
     ITEM 1.  BUSINESS......................................................  1
     ITEM 2.  PROPERTIES.................................................... 10
     ITEM 3.  LEGAL PROCEEDINGS............................................. 10
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

PART II..................................................................... 11
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................... 11
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................... 12
     ITEM 7.  FINANCIAL STATEMENTS.......................................... 15
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 29

PART III.................................................................... 29
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.... 29
     ITEM 10. EXECUTIVE COMPENSATION........................................ 29
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................... 29
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 30
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................. 30



                                       (i)

                                     PART I

ITEM 1.       BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Scientific Measurement Systems, Inc. ("Company") was incorporated in Texas in 1979. The Company has pioneered the development of industrial tomography by using techniques similar to the medical industry's CAT scanner. The Company is now a significant producer of Computerized Industrial Tomographic and Digital Radiographic Systems. The Company's systems have a large number of uses including nondestructive measurement and evaluation, testing and analysis, and reverse engineering which can produce computer-aided design and computer-integrated manufacturing models. These functions are utilized by industrial companies and government agencies involved in research, aerospace, aviation, automotive, machinery, oil and gas, steel and advanced materials manufacture, among others.

NARRATIVE DESCRIPTION OF BUSINESS

     The  Company  was  organized  to develop  and market  computed  tomographic systems for government and industry. Tomography was pioneered in radio-astrophysics in 1957 and was later first commercialized in the medical X-ray industry, where tomographic systems are popularly known as CAT scanners, an acronym for "computerized axial tomography."

     Industrial tomography (commonly called "CT" or "CIT" for "computerized industrial tomography") was developed by the Company and others to inspect the internal and external dimensions and structural densities of objects without harming, modifying or contacting the objects being examined. The Company's systems can detect internal features approaching 0.001 of an inch in a wide range of objects, depending upon density differences between the feature and the material surrounding it and other factors. Primary applications of the Company's systems include process and quality control of both batch type as well as continuously produced products.

     The Company has also developed a series of specialized proprietary software programs for the evaluation and analysis of data generated by its systems. CT provides information consisting of precise dimensional and density information as well as flaw and defect characteristics. This information is often unavailable by any other means of nondestructive inspection.

     The Company pioneered industrial tomography and is a leading supplier of computerized industrial tomography systems and services to the aerospace, automotive, steel, aviation and defense industries. Principal applications include non-destructive testing (NDT), dimensional analysis/control and computer aided design/computer aided manufacturing (CAD/CAM).

     As a result of both customer and Company-sponsored, field-proven evolutionary product development performed over a period of years, the Company produces a family of modular general purpose computerized industrial tomography systems which provide precise dimensional and density information, as well as flaw and defect characteristics, for a wide range of industrial applications. The Company's Smart Radiography(TM) product line offers the unique combination of performance, flexibility, and cost-effectiveness needed to meet industry and government's current and future CT requirements.

     Technology

     The Company's typical CT system, the SMARTSCAN(TM), includes a radiation source, a detector array, an object positioning unit, a computer system with image processing equipment and a color graphics image display subsystem. At the option of the customer, the SMARTSCAN(TM) system may be integrated into a portable, lead-lined cabinet for radiation shielding.

     The radiation source is either an X-ray tube, X-ray linear accelerator or a gamma-ray emitting radioisotope which emits a flux of photons. The photons are highly collimated (focused) to form a thin fan-shaped beam directed at the object under analysis. The fan beam is adjustable from 10 to 35 degrees in width and from 1 to 5 mm in thickness.

     High energy photons passing through the object are again highly collimated upon entering the detector array. Detectors convert the photons into visible analog light events which are then digitized by the Company's proprietary electronics.

     Scanned data values are computer processed to calculate density matrices. The object's image is then electronically reconstructed using the density matrices and passed onward to graphics display routines for analysis and video display. The image information is analyzed using the Company's proprietary
software   programs  in  order  to  extract   precise  density  and  dimensional
information.

     Tomographic images (called tomograms) are developed by rotating the object in the radiation beam to provide opacity measurements along many interior axes. A typical scan includes thousands of measurements. Projection data computed over 360 degrees produce a tomogram which is a cross-sectional two-dimensional image. Three-dimensional images are generated by making successive scans along the height of the object.

     Digital radiograms are developed by a series of attenuation measurements along a single axis of an object with the object fixed (not rotating) in angle with respect to the source and detectors.

         SMARTSCAN(TM) Capabilities

     The Company's SMARTSCAN(TM) systems can perform the full range of measurements needed for all aspects of digital radiography, tomography, and laminography. All motions and positions in the system are accurately controlled by the computer system, with positional information fully preserved throughout the image-formation process and automatically made available to analysts.

     Interactive operation of the SMARTSCAN(TM) is done by a graphical user interface which can be easily expanded by users to include programmed procedures that partially or totally automate the scanning and analysis sequence. The highly developed SMARTSCAN(TM) image analysis software has unique capabilities in dimensional and density analysis, reverse engineering, and report generation. Advanced software engineering, including a fourth-generation user language, an intelligent data base, and an advanced structure for data files, minimizes learning time for system use.

         SMARTSCAN(TM) Image Types

     The  Company's  SMARTSCAN(TM)  systems  can  take  computerized  industrial tomography opacity measurements in either the second generation (rotate-translate) mode, which is better for large (over 2 feet in diameter) or highly-opaque objects, or in the third generation (rotate only) mode, which is more efficient for objects up to 2 feet in diameter. Adjustable collimator settings, source-to-object distance, and "subpositioning" to form interlaced sets of data are available on Company systems.

     The SMARTSCAN(TM) also produces digital radiograms. These can be used directly for analysis, to select the cross-sectional planes for tomograms, or in combination with other radiograms for dual radiography and laminography. In dual radiography, two radiograms from different angles are used to precisely locate (in three dimensions) features visible in both images. In addition to its direct use, this capability permits accurate transfer of coordinates between scans of the same object in different positions and is also helpful in precision quantitative analysis using radiograms.

     In certain cases, such as the examination of very long objects, the SMARTSCAN(TM) can take data over a limited angular range. Such data can be handled by the SMARTSCAN(TM) system to produce tomograms of somewhat reduced quality, but often still revealing the features of interest.

     A related and more powerful technique, laminography, uses several digital radiograms to resolve internal features throughout the three-dimensional volume of the object with only limited blurring from overlapping layers. The radiograms are mathematically filtered by the same methods used for computed tomography and projected onto a set of surfaces defined by the user. Such surfaces can be curved to follow interior sections of interest.

     Complete resolution of interior detail is possible by taking a stacked set of tomograms in parallel cross-sectional planes. The SMARTSCAN(TM) strongly supports the acquisition and analysis of such three-dimensional density maps, from which users can create synthetic tomograms on vertical or oblique flat or curved surfaces. SMARTSCAN(TM) software can also find the inside and outside surfaces of the object, and display them from any chosen point of view.

         SMARTSCAN(TM) Analysis Capabilities

      In  addition   to  a  full  range  of  options   for  visual   inspection,
SMARTSCAN(TM) analysis routines include the most advanced set of dimensional analysis routines available for tomography. This type of analysis permits the easy determination of wall thickness and position, diameter and radius sizes, and features such as area, density, and shape. Special options accurately handle cases of edges so close together that they cannot be fully resolved. The dimensional analysis routines can also be used on laminograms and radiograms.

     A powerful set of density analysis options makes it easy to find and characterize flaws in automatic procedures. In addition to histograms and region-averaging routines, SMARTSCAN(TM) software permits density sampling or integration based on the features of the particular object, such as samples from a casting at fixed distance below the surface to detect porosity at the finish line.

     The dimensions, densities and shapes determined by the SMARTSCAN(TM) can be reported in text files or printouts of any format. This permits "reverse engineering," in which the dimensions of the parts (after being reduced to descriptions of lines, arcs and curves) are sent out to computer aided design and computer aided engineering (CAD/CAE) programs in readable format. Both reverse engineering and the other analysis methods are assisted by the ability to define points, lines and curves on the images either at fixed positions or fitted to the edges of the object.

         SMARTSCAN(TM) Performance

     Effective scan times vary depending on object size and radiographic opacity, source type and energy intensity, slice plane coverage by the detectors and image quality desired. Image quality is usually represented in terms of the system's spatial and density resolution.

     All of the Company's systems can use a variety of radiation sources. High energy gamma-ray isotopic and X-ray linear accelerator sources are used for larger or more opaque objects while lower energy X-ray tubes are used for smaller or less opaque objects.

     Principal Products and Services

         Smart Radiography(TM) Product Line

     The Company's product line was developed and evolved over nine years of extensive research, development and customer experience. The product line consists of the following family of versatile, general-purpose systems:

         o The SMS SMARTSCAN(TM) - the latest in the Company's product line, this family of low cost scanners offers a range of resolution and object handling capability to meet the customers' needs with an off-the-shelf product. SMARTSCAN(TM) systems are typically cabinetized, and can accommodate objects measuring up to two feet in diameter, three feet in height and weighing up to 220 pounds.

         o The SMS Model 102 - a high resolution system for the examination of objects measuring up to three feet in diameter and weighing up to 500 lbs.

         o The SMS Model 201 - a very flexible, advanced system for the examination of objects measuring up to five feet in diameter and weighing up to 5,000 lbs.

         Gauging Products

         o High Speed Sheet Steel Gauge and Inspection System - a system which will precisely measure during production the thickness, width, contour and temperature of sheet steel moving at 40 mph at temperatures ranging from 1200 to 1600 degrees Fahrenheit.

     Manufacture and Production

     Manufacture of each of the systems involves assembly of electronic and mechanical components, system integration with computer hardware and software, final checkout and diagnostic testing. Major computer subsystems, electromechanical components and subassemblies are customarily manufactured by outside vendors.

     The Company has produced and delivered industrial CT systems to a variety of government and commercial customers, both in the United States and abroad. Prior to fiscal year 1995, the Company delivered five SMS Model 201 systems to customers including EG&G Florida, Inc., General Motors Corporation, Rockwell International Corporation and the U. S. Air Force San Antonio Air Logistics Center at Kelly Air Force Base. These systems, which range in price from $1.5 million to $2 million each, are used for a variety of purposes, including inspection of critical components of the Space Shuttle.

     The Company also produced and delivered numerous SMS Model 101B+ systems (the predecessor to the SMARTSCAN(TM) product) prior to fiscal year 1995, ranging in price from $500,000 to $950,000, to Martin Marietta Energy Systems, Pratt & Whitney Canada, the Swiss Federal Laboratories for Materials Testing and Research (EMPA), BP America, a division of British Petroleum, EG&G Mound Applied Technologies, Inc., and Allied Signal, Inc. Uses of these systems include applications in advanced materials, inspection of jet engine turbine blades, and various non-destructive evaluation techniques.

     Also prior to fiscal  year 1995,  the  Company  delivered  a $2 million SMS
Model 102 system to Ishikawajima-Harima Heavy Industries, Inc., a leading Japanese industrial concern. This sale represented the Company's first foreign sale. Two of the Company's SMARTSCAN(TM) systems were delivered to NASA-Lewis Research Center and to Morton International, Inc. in fiscal year 1994. Also in fiscal year 1994, orders were received from oil companies in China and Canada for the SMARTSCAN(TM) for use in oil exploration and research and an SMS Model 201 system was upgraded and delivered to the Idaho National Engineering Laboratory for use in the inspection of toxic waste containers.

     In fiscal year 1995, the Company produced and shipped the Chinese and Canadian systems mentioned above, and received additional orders for SMARTSCAN(TM) systems from UNOCAL, GM, Lockheed Martin, and Allied Signal, all of which are scheduled for completion and installation in fiscal year 1996.

         Scanning Services

     The inspection and measurement capabilities for the Company's products are available to both government and industry through the Company's Scanning Services Division. The services are provided by the Company, using Company-owned systems and software. Quality control of the wall thickness of turbine blades used in jet aircraft engines and geometry acquisition for reverse engineering are a significant source of scanning services business. Scanning services also are playing an increasing role in the development of new composite and ceramic materials for use in automotive and aerospace industries. The Company provides these services on a contract, hourly or per part basis. The Director of Scanning Services has responsibilities that include bidding, management, marketing, and client liaison for scanning services.

         Operations and Maintenance Services

     With respect to certain systems previously delivered, the Company also provides ongoing services under maintenance contracts with terms of up to five years. Additionally, the Company provides field services to customers through the sale of hardware and software upgrades. Revenues from field services has become an increasingly important source of revenues as the number of systems in operation has grown.

     Research and Development

     Company-sponsored research and development expenses totalled approximately $67,000 and $107,000 for the years ended July 31, 1995 and 1994, respectively.

     The primary thrust of research and development efforts during the past three years was to achieve drastic increases in the speed of data acquisition and image processing. These were identified as the improvements that would most significantly expand the implementation of the Company's CT technology in industry. The first activity involved completion of a successful evaluation of state-of-the-art area detection systems, which offer data acquisition rates of 10 to 100 times the rates achievable with the linear detector systems used in the Company's previous systems. The new detectors have been successfully incorporated into the new SMS SMARTSCAN(TM) systems.

     The second area of substantial achievement was funded internally and involved incorporating newly available computing hardware into the SMARTSCAN(TM) systems. The specific components included advanced SUN SPARC workstations and the newest Analogic array processor. Based on the improvements in speed of the workstation, as compared to the older MicroVAX II minicomputer utilized in the previous systems, and the ability to use simultaneously up to 15 of the new array processors in parallel, an increase in image reconstruction and processing speed by approximately a factor of 10 has been realized.

     Additionaly, a new large scale area detector has been optimized for detailed examination and inspection of large toxic and radioactive waste containers. The first of these detector systems was successfully incorporated into an existing SMS Model 201 system located at the Idaho National Engineering Laboratory. Furthermore, the Company has expended substantial effort toward the development of a new Graphical User Interface (GUI) for use in the Company's products. The GUI helps provide for user friendly operation of the Company's systems.

     Also during the past two years, new capability has been developed in the three dimension (3D) imaging of samples. 3D reconstruction programs have been implemented which supplement the conventional two dimensional reconstruction programs used previously. This advance in 3D inspection has been utilized in three major market/application areas: (1) rapid prototyping, where 3D data from CT can be input into devices which produce actual solid models corresponding to theoretical models in a computer; (2) the inspection of various radioactive waste containers, which often hold a complex assortment of articles; and (3) the characterization of oil cores, facilitating reservoir evaluation and optimization of drilling patterns.

     Marketing

     The Company markets its products and services through direct sales contacts with existing customers, responses to inquiries generated by advertising and articles in trade magazines and technical publications, trade shows and through equipment demonstrations and personal contacts. The Company's SMARTSCAN(TM) systems are intended to be standardized, customer-oriented commercial products designed for volume production.

     The Company's marketing efforts are distributed across a wide range of industries. Representative areas are:

     o Aviation/Aerospace. The Company believes that tomography offers a cost-effective method for analysis prior to utilization, as well as in-service inspection of critical components, including turbine blades, turbine disks, rotors, fuel valves and structural components.

     o Automotive. Tomography can be used for quality control and reliability analysis of automotive components, such as engine parts, gears, shafts and supports and can assist in computer integrated manufacturing ("CIM"). The Company believes that its technology is capable of being used in on-line automotive production applications to detect structural flaws and provide dimensional analysis.

     o Oil and Gas. Tomography is widely used in the oil industry to measure fluid flow properties in rock samples from oil and gas reservoirs.

     o Castings. Numerous industries other than Aviation/Aerospace and Automotive utilize castings composed of various metals, alloys and ceramics. In many of these cases, dimensional accuracy and porosity are critical. The Company believes that tomography is particularly suited to accurate dimensional measurement and detection of flaws in such products.

     As an emerging new technology, computerized industrial tomography is not widely used in any of the Company's target markets at present. To date, the use of computerized industrial tomography has been limited primarily to research and development and contract scanning service activities and there can be no assurance as to the ultimate cost and effectiveness of such technology for any of the applications described above.

     The Company is represented in Japan by KBK, a leading high technology engineering/trading firm, pursuant to an exclusive marketing agreement covering sales of the Company's products in Japan. The agreement, which is terminable by either party on 90 days notice, provides for a commission to KBK upon sales of Company products. The Company has made one system sale which is covered by this agreement under which KBK was the contractual buyer. In France, Italy, and China, the Company is represented by Mecaserto, Gammatom, and ICT, Inc., respectively, all recognized as leading suppliers of NDT equipment, systems and services. Furthermore, the Company has signed an agreement with a representative to sell the Company's products in Singapore. Domestically, the Company is represented by Test Equipment Distributors, Inc. (T.E.D.), located in Detroit, Michigan. T.E.D. represents the Company's products and services in a 20 state region including the upper Midwest and Northeast industrial belt.

     In fiscal 1995, the Company appointed Eberline Radiometrie Group of Thermo Electron Instruments, Inc. (Eberline) as its exclusive worldwide representative for the Company's patented Tomographic Sheet Profile Gauge. Eberline is the leading European producer of industrial gauges.

     Payment Terms

     The Company utilizes several different types of billing arrangements and payment terms, depending upon the type of product or service sold, and upon whether the customer is a private or a governmental entity. With respect to system sales, the Company in some cases has been successful in obtaining a substantial payment from the customer at the time the order is obtained, with subsequent receipt of progress payments as certain milestones on the contract are met. This type of payment structure is not uncommon in the capital equipment and government markets. The Company is of the opinion that future sales contracts will have similar terms although there is no assurance that the Company will be able to secure such terms on future contracts.

     As described elsewhere herein, the Company's pricing and payment terms with respect to scanning services are to enter into open purchase orders to perform tomographic analysis of a specified number and class of objects for a unit price, turnkey fixed fee or hourly rate.

     Substantial Competition and Technology Changes

     The non-destructive evaluation industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. Such other companies include but are not limited to, ARACOR, Inc., and Bio-Imaging Research, Inc., each of which makes or is capable of making competitive products utilizing tomographic or other technology. The principal elements of competition in the tomographic industry, in the opinion of management, are the ability: (i) to produce high quality images of a variety of target objects; (ii) to manipulate and analyze collected data; (iii) to demonstrate to customers that the costs of using the technology are reasonable compared to the benefits realized; (iv) system throughput; and (v) comparative cost.

     The Company believes that its competitive position is negatively impacted by its relative lack of financial resources and working capital. The Company seeks to negotiate contracts with a view toward obtaining a significant advance payment or periodic progress payments, as described above. The Company believes, however, that its competitive position is benefitted by the quality of the Company's technology, and the Company's ability through its products to perform tests with speed, accuracy and minute precision not generally available through competing products. Accordingly, many of the Company's customers and prospective customers are faced with a decision of whether to obtain products that are less precise and less sophisticated than those of the Company, or to obtain the Company's products with potentially more stringent payment terms than are available through the Company's competition.

     Employees

     At September 30, 1995, the Company employed 14 full-time employees, of whom four were engaged in research and development, one in engineering, two in scanning services, two in sales and marketing, one in field services, three in administrative, clerical and support services, and one in manufacturing. When necessary, temporary labor in the form of part-time employment or contract labor is utilized to meet increased demand for the production of the Company's systems.

     None of the Company's employees are represented by a union or covered by a collective bargaining agreement. All employees of the Company have entered into an agreement with the Company by which they have agreed to keep all information with regard to the business of the Company confidential and to assign to the Company any inventions made by them relating to the Company's business while employed by the Company. The Company has not experienced a strike or work stoppage and believes that its relations with its employees are adequate.

     Governmental Regulation

     The detector systems incorporated within the Company's products utilize X-ray and linear accelerator equipment and radioactive isotope sources. Various governmental agencies, such as the U.S. Nuclear Regulatory Commission, the Federal Aviation Administration, the U.S. Department of Transportation and state health departments regulate the sale, use, disposal, labeling and shipment of radioactive material and the use of X-ray and linear accelerator equipment. There are also federal, state and local regulations covering the occupational safety and health of the Company's employees. The Company believes that it is in compliance with all applicable governmental requirements.

     The primary aspect of the equipment or protocol associated with the Company's products or activities which require licensing is the use of isotopic, X-ray and linear accelerator radiation sources. As required by State of Texas regulations, the Company has had its SMARTSCAN(TM) product line certified by the Texas Bureau of Radiation Control as a product for commercial sale, utilizing isotopic sources. Use of the systems in-house or at a customer facility requires the operating party to obtain a license from the appropriate state agency or federal agency (U.S. Nuclear Regulatory Commission) regulating the use of radiation producing systems. The Company and all of its customers operating its systems in the field have been able to obtain such licenses in a timely and efficient manner.

     Patents and Other Rights

     Pursuant to a 1981 assignment agreement (the "Assignment"), the Company received an assignment of and exclusive rights to use certain technical and proprietary know-how and two patents expiring in 1998. The Assignment to the Company was made by Lon Morgan and E. C. George Sudarshan (the "Assignors"), both of whom were founders or former affiliates of the Company. The Assignment was for a term continuing through the patent expiration dates, but was subject to early termination under certain circumstances described below. The Assignment required the Company to make royalty payments to the Assignors of an aggregate of one percent of the Company's sales that were related to products or technology based on the rights subject to the Assignment, subject to a $10,000 annual minimum royalty. On July 1, 1993, the Company reassigned ownership of the technical and proprietary know-how and the patents to the Assignors in return for a payment of money by the Company, a mutual release and the cancellation of the royalty commitment described above and the grant to the Company of a perpetual, non-exclusive royalty-free license to the patents and the technical and proprietary know-how.

     On September 27, 1994, SMS, and co-owner Bethlehem Steel were awarded U.S. Patent No. 5,351,703, entitled "Online Tomographic Gauging of Hot Sheet Metal." The patent was filed in August 1992. The sheet steel gauge was developed by the Company in collaboration with Bethlehem Steel and the National Science
Foundation's Small Business Innovation Research program, and has been in operation at Bethlehem Steel for approximately four years. The steel gauge provides the steel manufacturing industry, for the first time, with the ability to inspect fully certain steel products as the products are being produced and, thus, provides the manufacturers with automated feedback for process control. PCT and EP foreign patent applications have been filed and are pending. Corresponding Canadian, Taiwanese, and Korean patent applications also are pending for this invention.

     On March 21, 1995, the Company was awarded U.S. Patent No. 5,400,381 entitled, "Process for Analyzing the Contents of Containers." This very broad patent covers a highly cost effective method for determining free liquid content in radioactive waste drums. There are approximately 2,000,000 drums within the Department of Energy (DOE) complex which require inspection per DOE and Nuclear Regulatory Commission regulations. The Company is working with the DOE to modernize its inspection procedures to include the patented technology. A second specialized use for the same method is being considered by major auto companies for production-line characterization of fluid distribution within sealed systems.

     The Company has also completed work on a new patent application for a CT system designed especially for oil core scanning. The new design provides more capabilities than the medical CT systems that the oil industry has widely adopted for measuring fluid flow properties in rock cores. The new design provides higher energy and higher resolution scanning on cores that can be horizontally or vertically mounted to provide information on the effects of gravity on the fluid flow process. The same imaging capabilities of the new system have been sold by the Company for "vertical-only" core scanners in China, Canada, and the U.S.

     Financial History

     The Company completed its initial public offering in March 1985. As of October 2, 1995, the Company had the following equity securities outstanding (exclusive of employees' and directors' stock options):

     Common Stock, $0.05 par value......................... 13,030,355 shares

ITEM 2.       PROPERTIES

     The Company currently subleases approximately 10,300 square feet of office and manufacturing space in an industrial park located in north Austin, Texas. Lease costs are $0.42 per square foot, or approximately $4,300 per month. Beginning October 20, 1995, the Company will lease this same space, including an additional adjacent 3,500 square feet, for an initial three year term. The Company has negotiated in the lease contract two renewal options, each for three years. Lease costs for the initial three year period are $0.55 per square foot, or approximately $7,600 per month. Management believes that this space should be adequate for all of the Company's activities for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be contemplated by governmental authorities or others.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     Prior to May 13, 1993, the Company's Common Stock was traded in the over-the-counter "Small Cap" Market and was quoted on the automated quotation system of the National Association of Securities Dealers ("NASDAQ") under the symbol SCMS. On May 13, 1993 the Common Stock was delisted from the NASDAQ "Small Cap" Market for failure to meet, among other requirements, the minimum bid price requirement of $1.00 per share. After May 13, 1993 the Common Stock has been traded over-the-counter on the NASD OTC Bulletin Board under the symbol "SCMS."

     The following table shows the quarterly range of high and low bid quotations for the Common Stock for the past two fiscal years, as reported by the NASD OTC Bulletin Board.

                                                        Common Stock
                                                        ------------
Fiscal Year Ended                                       High     Low
                                                        ----     ---
July 31, 1994
     First Quarter..................................  $ 0.19   $ 0.11
     Second Quarter.................................    0.22     0.05
     Third Quarter..................................    0.14     0.11
     Fourth Quarter.................................    0.15     0.09

July 31, 1995
     First Quarter..................................    0.10     0.08
     Second Quarter.................................    0.10     0.06
     Third Quarter..................................    0.09     0.08
     Fourth Quarter.................................  $ 0.08   $ 0.07



     The bid quotations for the Common Stock at the close of trading on October 2, 1995 was $0.26 per share.

     The total number of shares of Common Stock outstanding as of October 2, 1995 was 13,030,355, and the total number of holders of Common Stock of record as of such date was approximately 733.

     The holders of the Company's Common Stock are entitled to receive dividends from funds legally available therefor, when and as declared by the Board of Directors. No cash dividends have been paid or are anticipated in the foreseeable future, since the Company intends to retain earnings, if any, for use in its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                                                                  Year Ended July 31,
                                                 -----------------------------------------------------------------------------------
                                                                   1995                                        1994
                                                 --------------------------------------       --------------------------------------
                                                  Dollar           % of       % Change         Dollar          % of        % Change
                                                  Amount          Total      from Prior        Amount          Total      from Prior
                                                  (000s)         Revenue        Year           (000s)         Revenue        Year
                                                 -------         -------       -------        -------         -------       -------
Contract revenues:
  System sales ..........................        $   603            43.5%         21.1%       $   498            31.4%       -40.51%
  Scanning services .....................            278            20.1%         36.3%           204            12.9%       -58.70%
  Field services and upgrades ...........            504            36.4%        -42.9%           883            55.7%        74.90%
                                                 -------         -------       -------        -------         -------       -------
    Total revenues ......................          1,385           100.0%        -12.6%         1,585           100.0%       -13.70%
Contract costs ..........................          1,243            89.8%         34.2%           926            58.4%       -12.00%
                                                 -------         -------       -------        -------         -------       -------
Gross profit ............................            142            10.3%        -78.5%           659            41.6%       -15.90%
                                                 -------         -------       -------        -------         -------       -------
Operating costs:
  Marketing .............................            311            22.5%        -10.9%           349            22.0%        16.70%
  Research and development ..............             67             4.8%        -37.4%           107             6.8%       -53.50%
  General and administrative ............            500            36.1%          8.0%           463            29.2%       -19.20%
                                                 -------         -------       -------        -------         -------       -------
   Total operating costs ................            878            63.4%         -4.5%           919            58.0%       -16.60%
                                                 -------         -------       -------        -------         -------       -------
Loss from operations ....................           (736)          -53.1%       -183.1%          (260)          -16.4%        18.20%
                                                 -------         -------       -------        -------         -------       -------
Other (income) expense:
  Interest expense ......................             36             2.6%        -41.9%            62             3.9%        -3.10%
  Interest and other income .............            (23)           -1.7%        -90.5%          (241)          -15.2%      1168.40%
  Loss on sale of asset .................              8             0.6%           NM              0             0.0%         0.00%
                                                 -------         -------       -------        -------         -------       -------
    Other - net .........................             21             1.5%           NM           (179)          -11.3%           NM
                                                 -------         -------       -------        -------         -------       -------
Net loss ................................        $  (757)          -54.7%       -834.6%       $   (81)           -5.1%        77.70%
                                                 =======         =======       =======        =======         =======       =======


NM- Not meaningful

Results of Operations

     In fiscal 1995, total contract revenues decreased 12.6% compared to the prior year. Increases in systems and scanning services revenues for the fiscal year were offset by a 42.9% decline in field services and upgrades revenues. This significant drop in field services and upgrades revenues is due to a large, non-recurring upgrade contract in fiscal 1994. Increased systems revenues in fiscal 1995 compared with fiscal 1994 is due to commencement in fiscal 1995 in the production of one more unit than was produced in fiscal 1994. In fiscal 1996, revenues should increase from all sources if the Company successfully completes, during the 1996 fiscal year, all of the Company's current backlog.

     Gross margin as a percentage of revenues decreased from 41.6% in fiscal 1994 to 10.3% in fiscal 1995. Causing this decrease were (i) less favorable revenue mix, (ii) lower overall volume leading to greater unabsorbed overhead costs, (iii) competitive pressures on pricing, and (iv) an increase in occupancy costs. In early fiscal 1995, the Company sold its land and building which previously served as the Company's operating facility. Since that time, the Company has leased premises, initially in the same building and more recently in smaller industrial space. Lease costs in fiscal 1995 were higher than depreciation charges for the building in fiscal 1994, thus increasing the occupancy component of overhead costs for the year. Management expects that gross margin as a percentage of revenues for fiscal year 1996 should more closely approximate fiscal 1994 levels.

     For the fifth consecutive year, total operating costs decreased compared to the year earlier period. Management has worked aggressively to cut operating costs in all areas in light of the Company's continued drop in revenues. Marketing costs and research and development costs decreased, while general and administrative costs grew slightly in fiscal 1995 compared to fiscal 1994. Marketing costs decreased mainly because of lower commission accruals based on lower overall revenues; research and development costs dropped due to a decreased level of development activity on the Company's SMARTSCAN(TM) product now that the product has moved primarily into the production stage. General and administrative costs increased in fiscal 1995 compared to fiscal 1994 mostly due to professional costs associated with the Company's contemplated acquisition during the fiscal year, which acquisition is now terminated. Accordingly, all related acquisition costs were expensed during the period instead of capitalized.

     For fiscal 1996, management anticipates that marketing costs will increase notably in absolute dollar amounts as commissions are accrued on heightened overall Company revenues. Excluding the effect of the NIST contract described below, research and development costs are expected to decrease in fiscal 1996 compared to fiscal 1995, while general and administrative costs are expected to increase modestly.

Liquidity and Capital Resources

     As of July 31, 1995, the Company had negative net working capital of $552,000 compared to negative net working capital of $311,000 at July 31, 1994. The decrease is the result of losses from operations.

     The Company used cash flows from operations of $575,000 in fiscal 1995. This amount compares unfavorably with $7,000 of cash flows generated from operations in fiscal 1994. This decrease is the result of losses from operations. Recurring capital expenditures for the year were $1,000 compared to $10,000 in fiscal 1994. Capital expenditures for fiscal 1996 are expected to increase to approximately $25,000, as new equipment is placed in service in the Company's scanning services division. The large inflow from investing activities for fiscal 1995 is the result of the sale of the Company's land and building on October 5, 1994. The sale of the land and building allowed the Company to retire all of its long term debt and, net of associated expenses and mortgages, to generate approximately $350,000 in working capital while realizing a loss of $8,000.

     In May and June 1995, the Company borrowed a total of $100,000 from two individuals pursuant to unsecured demand notes, due in one year if no demand is made sooner. The funds permitted the Company to sustain activities at approximately then current levels during a period of severe working capital shortages. The main sources of liquidity available to the Company as of October 6, 1995 were approximately $10,000 in cash and $475,000 in accounts receivable. The Company had a $200,000 line of credit with a local bank whereby the Company could borrow funds for its working capital needs collateralized by certain approved trade accounts receivable. This facility expired on October 25, 1995, at which time $80,000 remained outstanding. On October 26, 1995 the bank converted this outstanding amount into a 120 day term note.

     Total backlog as of October 6, 1995 was $2,500,000, compared to $800,000 as of one year earlier, consisting of $1,700,000 for system sales and $800,000 for field services, upgrades and scanning services. Several orders were received late in fiscal 1995 for the Company's SMARTSCAN(TM) product. All backlog is scheduled for production in fiscal 1996.

     Even though the Company is currently in a negative net working capital position, management believes that the Company has the ability to meet its cash requirements during the fiscal year ending July 31, 1996 based on revenues generated by the Company's current backlog. Historically, the Company has relied upon contract progress payments as a means of financing the production and delivery of systems. Recently, the Company has accepted in certain instances contracts not providing for such payments. Consequently, only about half of the contracts which comprise the Company's current backlog contain contract financing provisions. The Company therefore may need to implement additional actions, such as negotiating more favorable terms with vendors and accelerating collections of the Company's receivables, in order to produce and deliver its current backlog. If these measures are not adequate, then the Company may require supplemental working capital financing. Management is in discussions with several different potential sources of these funds; however, there can be no assurance that these discussions will prove successful.

     A further challenge to the Company's liquidity is the notification in September 1995 by the National Institute of Standards and Technology (NIST) that the Company, along with its team members General Electric, General Motors, and EG&G, was awarded an Advanced Technology Program (ATP) grant for the development of a "Fast, Volumetric X-ray Scanner for Three-Dimensional Characterization of Critical Objects." Total project funds are estimated at $7,659,000. ATP funds committed to this project total $3,753,000. The ATP funds are "cost sharing" funds, budgeted to match expenditures by the industrial partners. Pursuit of this project would require incremental funding for the Company's portion of the industrial cost share. Management is engaged in discussions with several sources of financing for this project as well.

     The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: returning to profitable operations through increased system sales; securing new sources of cash; further reducing operating costs and curtailing company operations; or developing new business activities.

ITEM 7.       FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page


Reports of Independent Accountants..........................................  16

Financial Statements:

  Balance Sheet, July 31, 1995 and 1994.....................................  18

  Statement of Operations, Years Ended July 31, 1995 and 1994...............  19

  Statement of Changes in Stockholders' Equity (Capital Deficit), Years Ended
  July 31, 1995 and 1994....................................................  20

  Statement of Cash Flows, Years Ended July 31, 1995 and 1994...............  21

  Notes to Financial Statements.............................................  22

BDO Seidman, LLP


                        Report of Independent Accountants

To the Board of Directors and Shareholders of Scientific Measurement Systems, Inc.

We have audited the accompanying balance sheet of Scientific Measurement Systems, Inc. (the "Company") as of July 31, 1995, and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for the year then ended. These financial statements are the are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/BDO Seidman, LLP

Austin, Texas
September 15, 1995, except for Note 4
 which is as of October 26, 1995

Price Waterhouse LLP


                        Report of Independent Accountants

To the Board of Directors and Shareholders of Scientific Measurement Systems, Inc.

In our opinion, the accompanying balance sheet and the related statement of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of the Company for any period subsequent to July 31, 1994.

The Company's revenues have declined and the Company has incurred recurring net losses. Additionally, the Company has a working capital deficit of approximately $311,000 at July 31, 1994. Management's plans to mitigate the effect of these conditions are discussed in Note 1 to the financial statements.


/s/Price Waterhouse LLP

PRICE WATERHOUSE LLP
Austin, Texas
September 16, 1994
     except as to Notes 2,3 and 10 which are as of October 21, 1994

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                                  Balance Sheet
                             July 31, 1995 and 1994

                                    Assets                               1995           1994
                                    ------                               ----           ----
Current assets:
     Cash and cash equivalents ...................................   $    25,185    $    80,517
     Trade accounts receivable, less allowance for
        doubtful accounts of $0 in 1995 and $18,000 in 1994 ......       192,473         33,468
     Costs and earned profits on long-term contracts
        in excess of related billings ............................        77,679         55,963
     Inventories .................................................        14,125         20,669
     Prepaid expenses and other current assets ...................        31,300         17,930
                                                                     -----------    -----------
     Total current assets ........................................       340,762        208,547
                                                                     -----------    -----------

Property, plant and equipment, at cost ...........................     1,156,620      2,243,789
     Less accumulated depreciation ...............................    (1,139,805)    (1,230,205)
                                                                     -----------    -----------
                                                                          16,815      1,013,584
                                                                     -----------    -----------
Scanning equipment, less accumulated depreciation of $150,714
   and $110,763 respectively .....................................       204,637        244,588
Other assets, less accumulated amortization of $18,323 and
   $15,191 respectively ..........................................        54,511         39,596
                                                                     -----------    -----------

                                                                     $   616,725    $ 1,506,315
                                                                     ===========    ===========

            Liabilities and Stockholders' Equity (Capital Deficit)
            ------------------------------------------------------

Current liabilities:
     Accounts payable ............................................   $   411,705    $    59,290
     Billings in excess of related costs and earned
        profits on long-term contracts ...........................       168,857        230,414
     Current installments of long-term debt ......................          --           95,910
     Borrowings on line of credit ................................        80,000         30,627
     Notes payable ...............................................       100,000           --
     Accrued vacation ............................................        41,366         39,972
     Accrued commissions .........................................        71,705         37,804
     Other accrued liabilities ...................................        19,354         25,803
                                                                     -----------    -----------
         Total current liabilities ...............................       892,987        519,820
                                                                     -----------    -----------

Long-term debt, less current installments ........................          --          505,576
         Total liabilities .......................................       892,987      1,025,396
                                                                     -----------    -----------
Stockholders' Equity (Capital Deficit):
     Common stock, $.05 par value; 40,000,000 shares
        authorized; 13,030,355 shares issued and outstanding .....       651,518        651,518

     Additional paid-in capital ..................................     8,316,199      8,316,199
     Deficit .....................................................    (9,243,979)    (8,486,798)
                                                                     -----------    -----------
         Total stockholders' equity (capital deficit) ............      (276,262)       480,919
                                                                     -----------    -----------
                                                                     $   616,725    $ 1,506,315
                                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                             Statement of Operations
                       Years Ended July 31, 1995 and 1994



                                                     1995                1994
                                                     ----                ----

Contract revenues:
     Tomographic system sales ..............     $    602,586      $    498,156

     Scanning services .....................          277,772           203,628

     Field services and upgrades ...........          504,457           882,750
                                                 ------------      ------------

         Total revenues ....................        1,384,815         1,584,534

Contract costs .............................        1,242,611           925,792
                                                 ------------      ------------

Gross profit ...............................          142,204           658,742
                                                 ------------      ------------

Operating costs:
     Marketing .............................          310,591           349,445

     Research and development ..............           66,500           106,833

     General and administrative ............          500,759           462,491
                                                 ------------      ------------

         Total operating costs .............          877,850           918,769
                                                 ------------      ------------

Loss from operations .......................         (735,646)         (260,027)
                                                 ------------      ------------

Other (income) expense:
     Interest expense ......................           36,078            62,040

     Interest and other income .............          (22,633)         (240,694)

     Loss on sale of asset .................            8,090              --
                                                 ------------      ------------

  Other - net ..............................           21,535          (178,654)
                                                 ------------      ------------

Net loss ...................................     $   (757,181)     $    (81,373)
                                                 ============      ============

Weighted average shares outstanding ........       13,030,355        13,030,355
                                                 ============      ============

     Net loss per share ....................     $     (0.059)     $     (0.006)
                                                 ============      ============









   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
         Statement of Changes in Stockholders' Equity (Capital Deficit)
                       Years Ended July 31, 1995 and 1994








                                                   Common stock                 Additional
                                             -------------------------            Paid-in
                                             Shares             Amount            Capital            Deficit              Total
                                             ------             ------            -------            -------              -----

Balance, July 31, 1993 ...........         13,030,355        $   651,518        $ 8,316,199         $(8,405,425)        $   562,292

Net loss .........................               --                 --                 --               (81,373)            (81,373)
                                          -----------        -----------        -----------         -----------         -----------

Balance, July 31, 1994 ...........         13,030,355            651,518          8,316,199          (8,486,798)            480,919
                                          ===========        ===========        ===========         ===========         ===========

Net loss .........................               --                 --                                 (757,181)           (757,181)
                                          -----------        -----------        -----------         -----------         -----------

Balance, July 31, 1995 ...........         13,030,355        $   651,518        $ 8,316,199         $(9,243,979)        $  (276,262)
                                          ===========        ===========        ===========         ===========         ===========








   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                             Statement of Cash Flows
                       Years Ended July 31, 1995 and 1994

                                                                       1995         1994
                                                                       ----         ----
Operating activities:
     Net loss ...................................................   $(757,181)   $ (81,373)

     Adjustments to reconcile net loss to net cash from operating activities:
       Depreciation and amortization ............................      59,973       83,827
       Loss on sale of asset ....................................       8,090         --
       Changes in operating assets and liabilities:
       Trade accounts receivable ................................    (141,401)     243,688
       Allowance for doubtful accounts ..........................     (17,604)        --
       Cost and earned profits on long-term contracts in
         excess of related billings .............................     (21,716)      16,224
       Inventories ..............................................       6,544       (1,676)
       Prepaid expenses and other current assets ................     (13,371)     (13,567)
       Other assets .............................................     (17,820)        --
       Billings in excess of related costs and earned profits on
         long-term contracts ....................................     (61,557)      76,057
       Accounts payable and accrued expenses ....................     381,261     (315,996)
                                                                    ---------    ---------
Net cash (used for) provided by operating activities ............    (574,782)       7,184
                                                                    ---------    ---------
Investing activities:
     Capital expenditures .......................................      (1,026)      (9,509)
     Sale of land and building ..................................     972,589         --
                                                                    ---------    ---------
Net cash flows provided by (used for) investing activities ......     971,563       (9,509)
                                                                    ---------    ---------
Financing activities:
     Borrowing from notes payable ...............................     100,000         --
     Borrowings on line of credit ...............................     246,703      338,977
     Repayments on line of credit ...............................    (197,330)    (308,350)
     Principal payments on long-term debt .......................    (601,486)     (85,060)
                                                                    ---------    ---------
Net cash used for financing activities ..........................    (452,113)     (54,433)
                                                                    ---------    ---------

Decrease in cash and cash equivalents ...........................     (55,332)     (56,758)

Cash and cash equivalents at beginning of year ..................      80,517      137,275
                                                                    ---------    ---------

Cash and cash equivalents at end of year ........................   $  25,185    $  80,517
                                                                    =========    =========



Supplemental information on non-cash investing and financing activities:

     Cash payments for interest were $36,000 and $62,000 in 1995 and 1994, respectively. No taxes were paid in 1995 and 1994.



   The accompanying notes are an integral part of these financial statements.

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

     During the past five fiscal years ended July 31, the Company incurred net losses. Even though the Company is currently in a negative net working capital position, management believes that the Company has the ability to meet its cash requirements during the fiscal year ending July 31, 1996 based on revenues generated by the Company's current backlog. Historically, the Company has relied upon contract progress payments as a means of financing the production and delivery of systems. Recently, the Company has accepted in certain instances contracts not providing for such payments. Consequently, only about half of the contracts which comprise the Company's current backlog contain contract financing provisions. The Company therefore may need to implement additional actions, such as negotiating more favorable terms with vendors and accelerating collections of the Company's receivables, in order to produce and deliver its current backlog. If these measures are not adequate, then the Company may require supplemental working capital financing. Management is in discussions with several different potential sources of these funds; however, there can be no assurance that these discussions will prove successful.

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

     Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation and amortization for financial statement purposes are provided by the straight-line method over estimated useful lives of two to five years for equipment and furniture and fixtures and 31.5 years for the building. Maintenance and repairs are charged to expense as incurred.

     The major classes of property, plant and equipment as of July 31,1995 and 1994 were as follows:

                                                      1995               1994
                                                      ----               ----
Equipment ................................         $1,052,335         $1,052,335
Furniture and fixtures ...................            104,285            103,259
Building .................................                  0            551,788
Land .....................................                  0            536,407
                                                   ----------         ----------
         Total ...........................         $1,156,620         $2,243,789
                                                   ==========         ==========


On October 5, 1994, the Company sold the land and building (Note 10).



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Scanning Equipment - Scanning equipment is stated at cost. Depreciation for financial statement purposes are provided by the straight-line method over estimated useful lives of five to ten years.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

     Patent Rights - The Company holds patent rights related to procedures for tomographic examinations which are being amortized using the straight-line method over their remaining lives of twelve and one-half years to seventeen years.

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

     Income Taxes - Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

     The Company adopted SFAS No. 109, "Accounting for Income Taxes" during fiscal 1994 and has applied the provisions retroactively to August 1, 1993. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes") to the liability method. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

     Contract Revenues - Revenues for tomographic system sales are accounted for under the percentage-of-completion method of accounting in which revenues and gross profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenues and gross profit are adjusted for revisions in estimated total contract costs and contract value in the accounting period in which the revisions are made. Estimated losses are recorded in the period such losses are identified. The Company recognizes revenue and costs under scanning services contracts as the related services are performed and costs are incurred. Revenues under field services maintenance contracts are recognized on a straight-line basis over the term of the contract; related costs are expensed when incurred. Contract costs include all direct labor, material, subcontract costs and allocations of indirect overhead.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

3.   LONG-TERM DEBT

     Long-term debt at July 31, 1994 consists of the following mortgage notes:

                                                                        1994
                                                                        ----
     First lien mortgage note payable to a corporation due
     in equal monthly installments of $6,137 through
     October 2000 when the balance of $237,546 is due.
     The monthly payments include interest at a fixed
     rate of 10.5% per annum........................................ $ 457,952

     Second lien mortgage note payable to a bank which
     matured July 22, 1994..........................................    56,615

     Third lien mortgage note payable to the City of Austin
     under its Industrial Expansion and Retention Loan
     (IERL) Program.  The mortgage note is payable in equal
     monthly installments of $1,242 through January 1997 when
     the unpaid balance is due.  The monthly payments include
     interest at a fixed rate of 3% per annum.......................    86,919
                                                                     ---------
                                                                       601,486

     Less - Current installments....................................   (95,910)
                                                                     ---------
                                                                     $ 505,576
                                                                     ---------

     On October 5, 1994, the Company sold its land and building (Note 10). The proceeds of the sale were used to retire all of the Company's mortgage notes. As of July 31, 1995, the Company has no long term debt.

4.   LINE OF CREDIT

     In October 1994 the Company entered into a revolving credit agreement with a bank which permitted borrowings up to $200,000 based on certain accounts receivable. Interest was payable monthly at the bank's prime rate plus 1.5%. The agreement expired on October 25, 1995 at which time $80,000 remained outstanding. The agreement contained various covenants which, among other items, require the Company to maintain certain financial ratios. At July 31, 1995, the Company was in technical default due to the Company's failure to comply with certain minimum net worth requirements under the agreement. On October 26, 1995 the bank converted this outstanding amount into a 120 day term note.

5.   NOTES PAYABLE

Notes payable of $100,000 at July 31, 1995 consist of one-year unsecured demand debentures accruing interest at prime rate.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                    Notes to Financial Statements, Continued


6.   STOCKHOLDERS' EQUITY

     The Company has authorized 40,000,000 shares of common stock, $0.05 par value. As of July 31, 1995, 13,030,355 shares were issued and is outstanding. Additionally, the Company has authorized 2,000,000 shares of preferred stock, $0.15 par value. As of July 31, 1995, none has been issued or is outstanding.

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

     During fiscal 1993, the Board of Directors approved awards of 1,003,468 options under the 1990 Plan. During fiscal 1994, the Board of Directors also approved awards of 1,959,482 options of which 697,623 options were awarded under the 1990 plan while 1,261,859 options were not awarded pursuant to any formal plan. All options were granted at fair market value at date of issuance. Although granted at fair market value, the majority of these options were issued to directors and employees in recognition of significant salary reductions during the year. Certain options vested immediately and others vest over a period of two years. There were no options awarded under the plan in fiscal 1995. The options awarded in fiscal 1993 expire on August 1, 1998 while those awarded in fiscal 1994 expire on August 1, 2000.

     As of July 31, 1995, 4,929,950 shares of common stock were under option, with exercise prices ranging from $0.1404 - $0.2850. All of these options were exercisable at July 31, 1995. No options were exercised during fiscal 1994 and 1995.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

7.   CONTRACT REVENUES

     The Company's revenues have been derived from certain major customers (greater than 10% of total revenues) as follows:



Customer                                            1995                  1994
--------                                            ----                  ----

A...................................                  1%                   23%

B...................................                  7%                   30%

C...................................                 14%                    7%

D...................................                 13%                    0%



     The Company had export sales of $41,000 and $63,000 to Japan, $354,000 and $28,000 to Canada, and $213,000 and $0 to China during fiscal 1995 and 1994, respectively. Revenues derived either as a prime contractor or subcontractor to prime contractors to the U.S. Government were 38% and 56% of total revenues during fiscal 1995 and 1994, respectively.

     Contracts in progress at July 31, 1995 and 1994 consist of the following:

                                                        1995            1994
                                                        ----            ----

Costs and estimated earnings....................... $  867,131      $   444,250
Billings...........................................    958,308          618,701
                                                    ----------      -----------
                                                       (91,178)        (174,451)
                                                    ==========      ===========

     Included in the balance sheet:

     Costs and earned profits on long-term contracts
        in excess of related billings...............    77,679           55,963
     Billings in excess of related costs and earned
        profits on long-term contracts..............  (168,857)        (230,414)
                                                    ----------      -----------
                                                    $  (91,178)     $  (174,451)
                                                    ==========      ===========


     Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.

8.   INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) during the fourth quarter of fiscal 1994 and has applied the provisions retroactively to August 1, 1993. The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

8.   INCOME TAXES, CONTINUED

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

     The tax-effected temporary differences and carryforwards that comprise deferred tax assets at July 31, 1995 are as follows:

                                                                    Deferred Tax
                                                                        Asset
                                                                     (Liability)
                                                                    ------------
Accrued expenses ..........................................         $    40,973
Depreciation ..............................................             (67,972)
Other .....................................................                 366
                                                                    -----------
     Total temporary difference ...........................             (26,633)
Operating loss carryforward ...............................           3,090,991

Tax credit carryforward ...................................             144,157
                                                                    -----------
     Total operating loss and tax credits .................           3,208,515
                                                                    -----------
Valuation allowance .......................................          (3,208,515)
                                                                    -----------
Net deferred tax assets and liabilities ...................         $       -0-
                                                                    ===========


     At July 31, 1995 the Company had available for federal income tax reporting purposes approximately $9,000,000 of which $250,000 expires in 1998, $480,000 expires in 1999 with the balance expiring in varying amounts in 2000 through 2009. The Company uses accelerated depreciation for federal income tax purposes. Also, the Company had approximately $30,000 of investment tax credit carryforwards and approximately $110,000 of research and development tax credit carryforwards expiring from 1996 to 2001. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards which may be utilized if there are substantial changes in the ownership of the Company.

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

9.   RELATED PARTY TRANSACTIONS

     In 1981, the Company purchased from various stockholders certain technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $6,557 and 7,329 are included in other assets at July 31, 1995 and 1994. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

10.  SALE OF BUILDING AND LAND

     On October 5, 1994, the Company sold its land and building to an unrelated third party for $1,060,000. Proceeds from the sale were used to retire all mortgage notes outstanding, in the aggregate amount of $600,000. Net of all related expenses and retirement of mortgage notes, the Company generated approximately $350,000 cash from the transaction, while realizing a loss of $8,000.

11.  LEASES

     Subsequent to year end, the Company entered into a lease agreement for office and manufacturing space. The lease is for an initial three year period, with two three year options to renew the lease at then market prices.

     Future minimum payments, by fiscal year and in the aggregate, under the above-mentioned lease consist of the following:

1996...........................................................  $   71,634
1997...........................................................      91,573
1998...........................................................      91,573
1999...........................................................      19,939
                                                                 ----------
     Total minimum lease payments .............................  $  274,719
                                                                 ==========

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Price Waterhouse acted as the Company's Certified Public Accountant for the fiscal years ending July 31, 1990 through 1994. On December 8, 1994 Price Waterhouse advised the Company that it would decline to stand for re-election. The Company retained BDO Seidman, LLP to act as the Company's Certified Public Accountant on July 26, 1995.

     None of Price Waterhouse's reports on the Company's financial statements during the two years prior to the Company's retention of BDO Seidman, LLP contained any adverse opinions or any disclaimer of opinion, nor had they been qualified or modified as to uncertainty, audit scope, or accounting principles. Until their decision not to stand for reelection, there had been no disagreement between Price Waterhouse and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would, if not resolved, have caused Price Waterhouse to make a reference to the subject matter of the disagreement in connection with its report.

     During the time that Price Waterhouse served as accountant for the Company, Price Waterhouse was satisfied that the Company had internal controls necessary for the Company to develop reliable financial statements and was always willing to rely on management's representations and financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning the Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 14, 1995. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 10.      EXECUTIVE COMPENSATION

     Information concerning the Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 14, 1995. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 14, 1995. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.



ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.
                                                                            Page
1.   Financial Statements:

         Reports of Independent Accountants.................................. 16

         Balance Sheet, July 31, 1995 ....................................... 18

         Statement of Income, Years Ended July 31, 1995 and 1994 ............ 19

         Statement of Changes in Stockholders' Equity, Years Ended
              July 31, 1995 and 1994......................................... 20

         Statement of Cash Flows, Years Ended July 31, 1995 and 1994......... 21

         Notes to Financial Statements....................................... 22

2.   Exhibits:

                                                              Page Number if             Incorporated by
   Number                     Description                      Filed Herein                Reference to
   ------                     -----------                      ------------                ------------

    3.1     Restated Articles of Incorporation                                 Exhibit 3.1 to the Registration
                                                                               Statement on Form S-18
                                                                               effective March 5, 1985
                                                                               (File No. 2-94269-FW)

    3.1A    Amendment to Articles of Incorporation                             Exhibit 3.1A to the Annual
                                                                               Report on Form 10-K for the
                                                                               Fiscal Year Ended July 31,
                                                                               1991

    3.2     By-laws                                                            Exhibit 3.2 to the Registration
                                                                               Statement on Form S-18
                                                                               effective March 5, 1985
                                                                               (File No. 2-94269-FW)

    3.2A    Amendment to By-laws                                               Exhibit 3.2A to the Annual
                                                                               Report on Form 10-K for the
                                                                               Fiscal Year Ended July 31,
                                                                               1991

    4.1     Form of Common Stock Certificate                                   Exhibit 4.1 to the Registration
                                                                               Statement on Form S-18
                                                                               effective March 5, 1985
                                                                               (File No. 2-94269-FW)

    10.8    Form of Employee Agreement (Non-                                   Exhibit 10.10 to the
            Disclosure)                                                        Registration Statement on Form
                                                                               S-1 effective September 9,
                                                                               1986
                                                                               (File No. 33-6220)
    10.9    1983 Incentive Stock Option Plan                                   Exhibit 10.18 to the
                                                                               Registration Statement on Form
                                                                               S-18 effective March 5, 1985
                                                                               (File No. 2-94269-FW)

                                                              Page Number if             Incorporated by
   Number                     Description                      Filed Herein                Reference to
   ------                     -----------                      ------------                ------------

   10.10    Letter agreements dated November 20,                               Exhibit 10.14 to the Company's
            1987 and October 7, 1988 between the                               Annual Report on Form 10-K
            Registrant and Bethlehem Steel                                     for the fiscal year ended July
            Corporation for the development and sale                           31, 1988
            of a tomographic system.  Portions of
            these letter contracts have been omitted
            and filed separately with the Commission
            together with an application for
            confidential treatment

   10.11    1990 Incentive Stock Option Plan                                   Exhibit A to Proxy Statement
                                                                               for 1990 Annual Meeting of
                                                                               Shareholders filed October 29,
                                                                               1990

   10.12    Mutual License Agreement dated May 5,                  _____                        N/A
            1993 between the Registrant and
            Bethlehem Steel Corporation

   10.13    Frost National Bank letter dated October               _____                        N/A
            25, 1995 regarding Term Note

   10.14    Notes dated May 8, 1995, May 31, 1995                                               N/A
            and June 16, 1995 in the principal
            amounts of $50,000, $30,000 and $10,000
            respectively, all payable by Registrant to
            Mr. Howard L. Burris, Jr.

    16.0    Letter on Change in Certifying                         _____                        N/A
            Accountant

    24.1    Consents of Independent Accountants                    _____                        N/A

    25.1    Power of Attorney                                      _____                        N/A


(b)  Reports on Form 8-K.

     None filed during the last quarter of the period.

(c)  Exhibits.



     The exhibits described in Item 13(a)(2), above, and identified as being filed herewith, are filed as a part of this report.

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Larry Secrest and J. Neils Thompson, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Scientific Measurements Systems, Inc. Form 10-KSB, Annual Report, for year ending July 31, 1994, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     This Power of Attorney has been assigned below by the following persons in the capacities and on the dates indicated.

        Signature                         Title                      Date
        ---------                         -----                      ----


/s/ J. Neils Thompson                 Chairman of the           October 27, 1995
-------------------------            Board of Directors
J. Neils Thompson

                            President, Chief Executive Officer,
/s/ Larry Secrest                Acting Chief Financial and     October 27, 1995
-------------------------     Accounting Officer, and Director
Dr. Larry Secrest

                                          Director              October   , 1995
-------------------------
Douglas G. Chaffin


                                          Director              October   , 1995
-------------------------
Dr. Norman Hackerman


/s/ Burt Kanter                           Director              October 26, 1995
-------------------------
Burton W. Kanter


/s/ James Kenny                           Director              October 27, 1995
-------------------------
James W. Kenney


/s/ Phillips Moore                        Director              October 25, 1995
-------------------------
Phillips A. Moore


-------------------------                 Director              October   , 1995
Dr. Thomas Prud'homme

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d), the Securities Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending July 31, 1995, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, and State of Texas, on the 27th day of October, 1995.

SCIENTIFIC MEASUREMENT SYSTEMS, INC.


By:   /s/ Larry Secrest                                   /s/ J. Neils Thompson
      ----------------------                              ----------------------
      Dr. Larry Secrest,                                  J. Neils Thompson,
       President, Chief Executive Officer, and            Chairman of the Board
       Acting Chief Financial and Accounting Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                         Title                      Date
        ---------                         -----                      ----


/s/ J. Neils Thompson                 Chairman of the           October 27, 1995
-------------------------            Board of Directors
J. Neils Thompson

                            President, Chief Executive Officer,
/s/ Larry Secrest                Acting Chief Financial and     October 27, 1995
-------------------------     Accounting Officer, and Director
Dr. Larry Secrest

/s/ Douglas Chaffin                       Director              October 25, 1995
-------------------------
Douglas G. Chaffin


                                          Director              October   , 1995
-------------------------
Dr. Norman Hackerman


/s/ Burt Kanter                           Director              October 26, 1995
-------------------------
Burton W. Kanter


/s/ James Kenny                           Director              October 25, 1995
-------------------------
James W. Kenney


/s/ Phillips Moore                        Director              October 27, 1995
-------------------------
Phillips A. Moore


-------------------------                 Director              October   , 1995
Dr. Thomas Prud'homme