Form 10QSB
period 1995-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1995-12-14
CIK 87814

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    ___   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1995

                                       OR

    ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                     For the Quarter Ended October 31, 1995
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




        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |_| No |_|

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                     Shares Outstanding as of
       Title of Class                                    December 1, 1995
$0.05 Par Value Common Stock                                 13,030,355

Transitional Small Business Disclosure Format (check one):           Yes    No X
================================================================================

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information


Item 1: Financial Statements (Unaudited):

                      Condensed Balance Sheet:
                        October 31, 1995 and July 31, 1995.....................3

                      Condensed Statement of Operations:
                        Three Months Ended October 31, 1995 and 1994...........4

                      Statement of Cash Flows:
                        Three Months Ended October 31, 1995 and 1994...........5

                      Notes to Condensed Financial Statements..................6

Item 2: Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................7



Part II - Other Financial Information

Items 1 - 6...................................................................10

Signatures....................................................................11

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                             Condensed Balance Sheet
                                 (In thousands)



                                                      October 31,     July 31,
                                                         1995           1995
                                                      -----------    ----------
                                                      (Unaudited)

                     ASSETS


Current assets:
  Cash                                                 $   129        $    25
  Trade accounts receivable, net                           145            193
  Costs and earned profits on long-term
contracts in excess of related billings                    346             78
  Inventory                                                 14             14
  Prepaid expenses                                          57             31
                                                       -------        -------
     Total current assets                                  691            341

Property and equipment, net                                 17             17

Scanning equipment, net                                    198            205

Other assets, net                                           62             54
                                                       -------        -------
                                                       $   968        $   617
                                                       =======        =======


      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Billings in excess of related costs and earned
 profits on long-term contracts                        $   364        $   169
  Accrued commissions                                       79             72
  Accounts payable and accrued expenses                    452            472
  Notes payable                                            180            180
                                                       -------        -------
      Total current liabilities                          1,075            893
                                                       -------        -------


Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
 shares authorized; issued and outstanding
 13,030,355                                                651            651
  Additional paid-in capital                             8,316          8,316
  Accumulated deficit                                   (9,074)        (9,344)
                                                       -------        -------
      Total stockholders' equity                          (107)          (276)
                                                       -------        -------
                                                       $   968        $   617
                                                       =======        =======





 The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.




                        Condensed Statement of Operations
                         ($000 except per share amounts)
                                   (Unaudited)



                                        Three Months   Three Months
                                           Ended         Ended
                                         October 31,   October 31,
                                            1995          1994
                                        ------------   ------------

Contract revenues:
 Tomographic system sales                 $    382        $    128
 Service contracts and upgrades                293             272
                                          --------        --------
  Total revenues                               675             400

Direct contract costs                          363             305
                                          --------        --------

Gross profit                                   312              95
                                          --------        --------

Operating costs:
 Marketing                                      51              91
 Research and development                        2              19
 General and administrative                     86             148
                                          --------        --------
  Total operating costs                        139             258
                                          --------        --------

Income (loss) from operations                  173            (163)
                                          --------        --------

Other expense (income):
 Interest expense                                4              12
 Interest and other income                      (1)             (2)
 Loss on sale of asset                           0               8
                                          --------        --------
  Other - net                                    3              18
                                          --------        --------

Net income (loss)                         $    170        $   (181)
                                          ========        ========

Weighted average shares outstanding         15,309          13,030
                                          ========        ========

Net income (loss) per share               $   0.01        $ (.0139)
                                          ========        ========






The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.





                             Statement of Cash Flows
                  Three Months Ended October 31, 1995 and 1994
                                 (In thousands)
                                   (Unaudited)



                                                           1995        1994
                                                          ------      ------

Operating activities:
  Net income                                              $ 170       $(181)
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                           14          17
     Loss on sale of asset                                    0           8
     Changes in operating assets and liabilities:
       Trade accounts receivable                             48        (152)
       Costs and earned profits on long-term
        contracts in excess of related billings            (268)        (37)
       Inventories                                            0           3
       Prepaid expenses and other current assets            (26)        (41)
       Other assets                                          (8)          0
       Accounts payable and accrued expenses                (13)         96
       Billings in excess of related costs
        and earned profits on long-term contracts           195         (89)
                                                          -----       -----

   Net cash flows provided by (used in) operating
     activities                                             112        (376)
                                                          -----       -----

Investing activities:
  Proceeds from sale of building and land, net .              0         972
  Capital expenditures                                       (8)          0
                                                          -----       -----

   Net cash flows (used in) provided by investing
     activities                                              (8)        972
                                                          -----       -----

Financing activities:
  Borrowings under line of credit                             0          56
  Repayments under line of credit                             0         (86)
  Principal payments on long-term debt                        0        (602)
                                                          -----       -----

   Net cash flows used in financing activities .              0        (632)
                                                          -----       -----


Net increase (decrease) in cash and cash equivalents        104         (36)

Cash and cash equivalents at beginning of period             25          81
                                                          -----       -----

Cash and cash equivalents at end of period                $ 129       $  45
                                                          =====       =====




The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.




                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.      THE COMPANY

        The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995 as filed with the Securities and Exchange Commission.

        Even though the Company is currently in a negative net working capital position, management believes that the Company has the ability to meet its known cash requirements during the fiscal year ending July 31, 1996 based on revenues expected to be generated by the Company's current backlog. Historically, the Company has relied upon contract progress payments as a means of financing the production and delivery of systems. Recently, the Company has accepted in certain instances contracts not providing for such payments. Consequently, only about half of the contracts which comprise the Company's current backlog contain contract financing provisions. The Company therefore may need to implement additional actions, such as negotiating more favorable terms with vendors and accelerating collections of the Company's receivables, in order to produce and deliver its current backlog. If these measures are not adequate, then the Company may require supplemental working capital financing. Management is in discussions with several different potential sources of these funds and has received a proposal from one source for such financing; however, there can be no assurance that these discussions will prove successful.

        The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: sustaining profitable operations through continued system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.


2.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid for interest during the three months ended October 31, 1995 and 1994 was $2,000 and $12,000, respectively.

3.      NOTES PAYABLE

        Notes payable of $100,000 at October 31, 1995 consist of one-year unsecured convertible demand debentures accruing interest at prime rate, convertible to SMS Common Stock at $0.06 per share. Notes payable of $80,000 at October 31, 1995 consist of a term note payable to a local bank, due February 28, 1996 accruing interest at 11 percent, payable monthly. The
        $80,000 represents the outstanding balance of a line of credit with the bank which expired on October 26, 1995.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                     Three Months Ended October 31,
                                  --------------------------------------------------------------------------

                                              1995                                     1994
                                  --------------------------------       -----------------------------------

                                  Dollar       % of     % Change         Dollar        % of       % Change
                                  Amount      Total     from Prior       Amount       Total       from Prior
                                  (000s)     Revenue       Year          (000s)      Revenue         Year
                                  ------     -------    --------         ------      -------      --------

Contract revenues:
 System sales...............      $  382       56.6%      198.4%         $  128        32.0%        -66.8%
 Service contracts and upgrades      293       43.4%        7.7%            272        68.0%        -26.3%
                                   -----      ------    --------         ------       ------        ------
    Total revenues..........         675      100.0%       68.8%            400       100.0%        -47.0%

Contract costs..............         363       53.8%       19.0%            305        76.3%        -24.9%
                                   -----      ------    --------         ------       ------        ------

Gross profit................         312       46.2%      228.4%             95        23.8%        -72.7%
                                   -----      ------    --------         ------       ------        ------

Operating costs:
  Marketing.................          51        7.6%      -44.0%             91        22.8%          3.4%
  Research and development..           2        0.3%      -89.5%             19         4.8%        -67.8%
  General and administrative          86       12.7%      -41.9%            148        37.0%         18.4%
                                   -----      ------    --------         ------       ------        ------
    Total operating costs...         139       20.6%      -46.1%            258        64.5%         -5.2%
                                   -----      ------    --------         ------       ------        ------

Income from operations......         173       25.6%         NM            (163)      -40.8%            NM
                                  ------      ------    --------         ------       ------        ------

Other (income) expense:
  Interest expense..........           4        0.6%      -66.7%             12         3.0%        -25.0%
  Interest and other income.          (1)      -0.2%      -50.0%             (2)       -0.5%        100.0%
  Loss on sale of asset.....           0        0.0%         NM               8         2.0%            NM
                                  ------      ------    --------         ------       ------        ------
     Other - net............           3        0.4%      -83.3%             18         4.5%         20.0%
                                  ------      ------    --------         ------       ------        ------
Net income..................      $  170       25.2%         NM         $  (181)      -45.3%            NM
                                  ======     =======    ========         ======       ======        ======


NM - Not meaningful

Results of Operations

First quarter total contract revenue grew from $400,000 in fiscal 1995 to $675,000 in fiscal 1996, a 68.8% increase. Revenue from system sales was the main cause of this increase, expanding almost threefold compared to the year earlier period. Increased overall backlog for the Company's SMARTSCAN product prompted the growth in system sales. Over the next several quarters, revenue growth should remain approximately the same, assuming the Company's ability to successfully produce current backlog for systems and upgrades.

Gross margin (revenues less direct contract costs) as a percentage of revenues improved significantly in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. Improvement in gross margin compared to the prior year is the result of greater overall revenue volume, more favorable pricing, lowered occupancy costs, and a non-recurring $75,000 software upgrade sale with little associated direct costs. Gross margin over the next several quarters of fiscal 1996 should continue to show improvement

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.



compared with prior year levels, but at a reduced percentage of total contract revenues than in the first quarter of fiscal 1996.

Total operating costs fell 46.1% in first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. All categories of operating costs were reduced. Marketing costs were reduced due mainly to an increased reliance on external manufacturer's representatives compared to in-house activity for marketing and sales. Internal research and development costs decreased in the period as resources have been transitioned from developing the SMARTSCAN technology to the manufacture, integration and test of the unit under specific sales contracts. General and administrative costs were reduced as well, driven mainly by an almost 50% reduction in general and administrative labor costs. Total operating costs for the next several quarters of fiscal 1996 should roughly approximate current period levels.

Liquidity and Capital Resources

Cash flows provided by operations for the first three months of fiscal 1996 were $112,000, which compares favorably with cash flows used in operations of $376,000 during the first three months of fiscal 1995. The comparative increase in cash flows from operations is explained by income from operating activities and an increase during the period in billings in excess of related costs and earned profits on long-term contracts.

As of November 30, 1995 the Company's primary sources of liquidity consisted of $50,000 in cash and $180,000 in billed accounts receivable.

Total contract backlog as of November 30, 1995 was $1,900,000, up from $900,000 one year earlier. Approximately $1,200,000 is for system sales, and $700,000 is for field services, scanning services and upgrades. The Company expects that all backlog will be recognized as revenue during the current fiscal year.

Even though the Company is currently in a negative net working capital position, management believes that the Company has the ability to meet its known cash requirements during the fiscal year ending July 31, 1996 based on revenues expected to be generated by the Company's current backlog. Historically, the Company has relied upon contract progress payments as a means of financing the production and delivery of systems. Recently, the Company has accepted in certain instances contracts not providing for such payments. Consequently, only about half of the contracts which comprise the Company's current backlog contain contract financing provisions. The Company therefore may need to implement additional actions, such as negotiating more favorable terms with vendors and accelerating collections of the Company's receivables, in order to produce and deliver its current backlog. If these measures are not adequate, then the Company may require supplemental working capital financing. Management is in discussions with several different potential sources of these funds and has received a proposal from one source for such financing; however, there can be no assurance that these discussions will prove successful.

A further challenge to the Company's liquidity is the notification in September 1995 by the National Institute of Standards and Technology (NIST) that SMS, along with its team members General Electric Company, General Motors Corporation, and EG&G, was awarded an Advanced Technology Program (ATP) grant for the development of a "Fast, Volumetric X-ray Scanner for Three-Dimensional Characterization of Critical Objects." Total project funds are estimated at $7,659,000. ATP funds committed to this project total $3,753,000. The ATP funds are "cost sharing" funds, budgeted to match expenditures by the industrial partners. Pursuit of this project would require incremental funding for

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.



SMS' portion of the industrial cost share. Management is engaged in discussions with several sources of financing for this project as well.

The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: sustaining profitable operations through continued system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be contemplated by governmental authorities or others.

Item 2 - Changes in Securities

              None

Item 3 - Defaults Upon Senior Securities

              None

Item 4 - Submission of Matters to a Vote of Security Holders

              None

Item 5 - Other Information

              None

Item 6 - Exhibits and Reports on Form 8-K

        a)     Exhibits - None

        b)     Reports on Form 8-K - None

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                            By  /s/ Keith A. Jezek
                                              _________________________________
                                              Keith A. Jezek
                                              Vice President of Finance;
                                              Chief Financial Officer;
                                              Secretary - Treasurer

December 6, 1995