Form 10QSB
period 1996-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1996-03-18
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ...................TO...........................

FOR THE QUARTER ENDED JANUARY 31, 1996           COMMISSION FILE NUMBER 0-14100


                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


            TEXAS                                    74-2048763
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

2210 DENTON DRIVE, SUITE 106 AUSTIN, TEXAS               78758
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (512) 837-4712


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                SHARES OUTSTANDING AS OF
       TITLE OF CLASS                                MARCH 12, 1996

$0.05 Par Value Common Stock                           13,030,355

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

================================================================================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                                     INDEX


Part I - Financial Information


Item 1:  Financial Statements (Unaudited):

     Condensed Balance Sheet:
       January 31, 1996 and July 31, 1995.....................................3

     Condensed Statement of Operations:
       Three and Six Months Ended January 31, 1996 and 1995...................4

     Statement of Cash Flows:
       Six Months Ended January 31, 1996 and 1995.............................5

     Notes to Condensed Financial Statements..................................6

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7


Part II - Other Financial Information

Items 1 - 6...................................................................11

Signatures....................................................................12

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                            Condensed Balance Sheet
                                 (In thousands)

                                                    January 31,
                                                       1996
                                                    (Unaudited)  July 31, 1995
                                                    -----------  --------------
                    ASSETS
Current assets:
  Cash...........................................      $    36         $    25
  Trade accounts receivable, net.................          238             193
  Costs and earned profits on long-term
    contracts in excess of related billings......          178              78
  Inventory......................................           14              14
  Prepaid expenses...............................           45              31
                                                       -------         -------
          Total current assets...................          511             341

Property and equipment, net......................           17              17

Scanning equipment, net..........................          190             205

Other assets, net................................           62              54
                                                       -------         -------
                                                       $   780         $   617
                                                       =======         =======


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
    profits on long-term contracts...............      $    78         $   169
  Accrued commissions............................           82              72
  Accounts payable and accrued expenses..........          489             472
  Notes payable..................................          180             180
                                                       -------         -------
          Total current liabilities..............          829             893

Stockholders' equity:
  Common stock of $0.05 par value,
    40,000,000 shares authorized, issued and
    outstanding 13,030,355.......................          651             651
  Additional paid-in capital.....................        8,316           8,316
  Accumulated deficit............................       (9,016)         (9,344)
                                                       -------         -------
Total stockholders' equity                                 (49)           (276)
                                                       -------         -------
                                                       $   780         $   617
                                                       -------         -------

   The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                         Condensed Statement of Income
                     (In thousands, except per share data)
                                  (Unaudited)


                                                  Three Months        Six Months
                                                     Ended              Ended
                                                  January 31,         January 31,
                                              -----------------   -----------------
                                                1996     1995       1996      1995
                                                ----     ----       ----      ----

Contract revenues:
  System sales.......................         $   591   $   118   $   973   $   245
  Service contracts and upgrades.....             245       194       538       467
                                              -------   -------   -------   -------
   Total revenues....................             836       312     1,151       712

Contract costs.......................             581       264       944       569
                                              -------   -------
Gross profit.........................             255        48       567       143
                                              -------   -------   -------   -------
Operating costs:
  Marketing..........................              86        50       137       141
  Research and development...........               0        15         2        34
  General and administrative.........             113       104       199       253
                                              -------   -------   -------   -------
  Total operating costs..............             199       169       338       428
                                              -------   -------   -------   -------

Income from operations...............              56      (121)      229      (285)
                                              -------   -------   -------   -------
Other expense (income):
  Interest expense...................               3         1         7        28
  Interest and other income..........              (4)        0        (5)      (18)
  Loss on sale of asset..............               0         0         0         8
                                              -------   -------   -------   -------
   Other - net.......................         $    (1)  $     1   $     2   $    18
                                              -------   -------   -------   -------

Net income...........................         $    57   $  (122)  $   227   $  (303)
                                              =======   =======   =======   =======

Weighted average shares outstanding..          13,030    13,030    13,030    13,030
                                              =======   =======   =======   =======

Net income (loss) per share..........           $.004    $(.009)    $0.02     $(.02)
                                              =======   =======   =======   =======



   The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                            Statement of Cash Flows
                   Six Months Ended January 31, 1996 and 1995
                                 (In thousands)
                                  (Unaudited)


                                                            1996     1995
                                                           -----    -----
Operating activities:
  Net income.......................................        $ 227    $(302)
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization.................           28       31
     Loss on sale of asset.........................            0        8
     Changes in operating assets and liabilities:
       Trade accounts receivable...................          (45)    (225)
       Costs and earned profits on long-term
        contracts in excess of related billings....         (101)      28
       Inventories.................................            0        2
       Prepaid expenses............................          (14)     (47)
       Other assets................................           (9)       0
       Accounts payable and accrued expenses.......           28      129
       Billings in excess of related costs
        and earned profits on long-term contracts..          (91)     (75)
                                                           -----    -----
   Net cash flows provided by (used in) operating
    activities.....................................           23     (451)
                                                           -----    -----

Investing activities:
  Capital expenditures.............................          (12)       0
  Proceeds from sale of building and land..........            0      972
                                                           -----    -----
  Net cash flows (used in) provided by investing
   activities......................................          (12)     972
                                                           -----    -----
Financing activities:
  Borrowings under line of credit..................            0      110
  Repayments under line of credit..................            0     (101)
  Principal payments on long-term debt.............            0     (601)
                                                           -----    -----
   Net cash flows used in (provided by) financing
    activities.....................................            0     (592)
                                                           -----    -----
Net increase (decrease) in cash and cash
 equivalents.......................................           11      (71)

Cash and cash equivalents at beginning of period...           25       81
                                                           -----    -----
Cash and cash equivalents at end of period.........        $  36    $  10
                                                           =====    =====


   The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

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

  The Company's working capital continues to be limited. Working capital constraints caused by past orders which were accepted without contract financing provisions have been partially mitigated by recent orders which included significant prepayments. As the Company proceeds with the production of its backlog, working capital will remain constrained. In an effort to offset this constraint, management is attempting to secure an Export Import Bank of the U.S. (EXIMBANK) working capital guarantee for the production of the Company's foreign orders which presently comprise approximately half of the Company's backlog.
The Company has been successful in securing EXIMBANK guarantees historically; however, there can be no assurance that current efforts will ultimately prove successful. Additionally, notes payable of $80,000 at January 31, 1996 consist of a term note payable to a bank accruing interest at 11% per annum, which matured February 28, 1996. The Company has not repaid this note, but is negotiating with the bank for some form of forbearance or partial renewal. As of March 12, 1996 the bank has not demanded payment for the note. The Company's working capital position would be severely and adversely affected by the immediate full repayment of this note, and there can be no assurance that the Company's efforts to negotiate any such forbearance or partial renewal will be successful.

  The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: sustaining profitable operations through continued system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.

  2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest during the six months ended January 31, 1996 and 1995 was $2,372 and $12,541 respectively.

  3.  NOTES PAYABLE

  Notes payable of $100,000 at January 31, 1996 consist of one-year unsecured convertible demand debentures accruing interest at prime rate, convertible to SMS Common Stock at $0.06 per share. In March 1996 these notes payable plus accrued interest of $6,876.50, were converted to 1,781,275 shares of SMS Common Stock. Notes payable of $80,000 at January 31, 1996 consist of a term note payable to a bank accruing interest at 11% per annum, which matured February 28, 1996. The Company has not repaid this note, but is negotiating with the bank for some form of forbearance or partial renewal. As of March 12, 1996 the bank has not demanded payment for the note.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:


                                                   THREE MONTHS ENDED JANUARY 31,
                                    ----------------------------------------------------------
                                                 1996                         1995
                                    -----------------------------   --------------------------
                                                         % Change                     % Change
                                     Dollar     % of       from     Dollar     % of    from
                                     Amount     Total      Prior    Amount    Total    Prior
                                    (000s)     Revenue     Year     (000s)   Revenue   Year
                                    -------    -------   --------   ------   -------  --------
Contract revenues:
  System sales...................     $591       70.7%     400.9%   $ 118     37.8%     37.2%
  Service contracts and upgrades       245       29.3%      26.3%     194     62.2%    -47.3%
                                      ----      -----      -----    -----   ------    ------
   Total revenues................      836      100.0%     168.0%     312    100.0%    -31.3%

Contract costs...................      581       69.5%     120.1%     264     84.6%    -36.1%
                                      ----      -----      -----    -----   ------    ------

Gross profit.....................      255       30.5%     431.3%      48     15.4%    -81.5%
                                      ----      -----      -----    -----   ------    ------

Operating costs
  Marketing......................       86       10.3%      72.0%      50     16.0%    -21.9%
  Research and development.......        0        0.0%       NM        15      4.8%    -11.8%
  General and administrative.....      113       13.5%       8.7%     104     33.3%      6.3%
                                      ----      -----      -----    -----   ------    ------
   Total operating costs               199       23.8%      17.8%     169     54.2%    12.0%
                                      ----      -----      -----    -----   ------    ------

Income from operations...........       56        6.7%       NM      (121)   -38.8%     NM
                                      ----      -----      -----    -----   ------    ------

Other (income) expense:
  Interest expense...............        3        0.4%     200.0%       1      0.3%    -93.8%
  Interest and other income......       (4)      -0.5%       NM         0      0.0%     NM
  Loss on sale of asset..........        0        0.0%       NM         0      0.0%     NM
                                      ----      -----      -----    -----   ------    ------
   Other - net...................       (1)      -0.1%       NM         1      0.3%    -93.3%
                                      ----      -----      -----    -----   ------    ------
Net income.......................     $ 57        6.8%       NM     $(122)   -39.1%     NM
                                      ====      =====      =====    =====   ======    ======


NM - Not Meaningful

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                                                SIX MONTHS ENDED JANUARY 31,
                                                ----------------------------------------------------------
                                                           1996                          1995
                                                ---------------------------   ----------------------------
                                                                   % Change                      % Change
                                                Dollar     % of      from     Dollar     % of      from
                                                Amount    Total     Prior     Amount    Total     Prior
                                                (000s)   Revenue     Year     (000s)   Revenue     Year
                                                ------   -------   --------   ------   -------    -------

System sales...........................         $  973      64.4%     297.1%   $ 245      34.4%     -48.0%
Service contracts and upgrades.........            538      35.6%      15.2%     467      65.6%     -36.6%
                                                ------     -----      -----    -----     -----     ------
           Total revenues..............          1,511     100.0%     112.2%     712     100.0%     -41.1%

Contract costs.........................            944      62.5%      65.9%     569      79.9%      -5.2%
                                                ------     -----      -----    -----     -----     ------
Contract revenues:
    Gross profit.......................            567      37.5%     296.5%     143      20.1%     -76.5%
                                                ------     -----      -----    -----     -----     ------

Operating costs:
    Marketing..........................            137       9.1%      -2.8%     141      19.8%      -7.2%
    Research and development...........              2       0.1%     -94.1%      34       4.8%     -55.3%
    General and administrative.........            199      13.2%     -21.3%     253      35.5%      -7.2%
                                                ------     -----      -----    -----     -----     ------
    Total operating costs..............            338      22.4%     -21.0%     428      60.1%      -7.8%
                                                ------     -----      -----    -----     -----     ------

Income from operations.................            229      15.2%        NM     (285)    -40.0%        NM
                                                ------     -----      -----    -----     -----     ------

Other (income) expenses:
    Interest expenses..................              7       0.5%     -75.0%      28       3.9%     -12.5%
    Loss on sale of asset..............              0       0.0%        NM        8       1.1%        NM
    Interest and other income..........             (5)     -0.3%     -72.2%     (18)     -2.5%        NM
                                                ------     -----      -----    -----     -----     ------
          Other - net..................              2       0.1%     -88.9%      18       2.5%     -40.0%
                                                ------     -----      -----    -----     -----     ------

Net income.............................         $  227      15.0%        NM    $(303)    -42.6%    -365.8%
                                                ======     =====      =====    =====     =====     ======


NM - Not Meaningful

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

     Total contract revenues for the three and six month period ended January 31, 1996 increased 168% and 112%, respectively, compared to the same periods of the preceding fiscal year. The growth in total contract revenues is due primarily to increased systems sales revenues as the result of higher backlog for these units. In March 1996, the company received two SMARTSCAN orders totaling $1.5 million, increasing current backlog to $3 million. Substantially all of this backlog is expected to be recognized as revenue over the next three quarters.

     Gross margin (revenues less direct contract costs) as a percentage of revenue grew as well for these same periods. Improvement in gross margin can be attributed to increased production volume which allows for a more full absorption of fixed overhead costs and improved pricing.

     Compared to their respective year earlier periods, total operating costs increased for the three months ended January 31, 1996, but decreased for the six-month period ended January 31, 1996. For the three-month periods, operating costs were higher due to increased marketing and commission costs. Comparing the six month periods ended January 31, 1996 and 1995, total operating costs were 21% lower in the current fiscal year as a result of management's continued cost cutting in all areas of operating expenditure. The Company will seek to hold operating costs at these approximate levels for the next several quarters. The trend of higher marketing and commissions costs should continue due to comparatively higher sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the first six months of fiscal 1996 were $23,000, which compares favorably with cash flows used in operations of $451,000 for the first six months of fiscal 1995. Net income from operations explains the improvement in cash flow from operations for this period.

     The Company's sources of liquidity as of March 12, 1996 were approximately $290,000 in cash and approximately $170,000 in accounts receivable.

     As of March 12, 1996 total contract backlog was approximately $3 million, up $2 million from this time a year ago. Of the current backlog, approximately $2.5 million is for SMARTSCAN system sales and approximately $500,000 is for contract services and upgrades. Approximately half of this backlog is expected to be recognized as revenue in the current fiscal year.

     The Company's working capital continues to be limited. Working capital constraints caused by past orders which were accepted without contract financing provisions have been partially mitigated by recent orders which included significant prepayments. As the Company proceeds with the production of its backlog, working capital will remain constrained. In an effort to offset this constraint, management is attempting to secure an Export Import Bank of the U.S. (EXIMBANK) working capital guarantee for the production of the Company's foreign orders which presently comprise approximately half of the Company's backlog. The Company has been successful in securing EXIMBANK guarantees historically; however, there can be no assurance that current efforts will ultimately prove successful. Additionally, notes payable of $80,000 at January 31, 1996 consist of a term note payable to a bank accruing interest at 11% per annum, which matured February 28, 1996. The Company has not repaid this note, but is negotiating with the bank for some form of forbearance or partial renewal. As of March 12, 1996 the bank has not demanded payment for the note. The Company's working capital position would be severely

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

and adversely affected by the immediate full repayment of this note, and there can be no assurance that the Company's efforts to negotiate any such forbearance or partial renewal will be successful.

     A further challenge to the Company's liquidity is the notification in September 1995 by the National Institute of Standards and Technology (NIST) that SMS, along with its team members General Electric Company, General Motors Corporation, and EG&G, was awarded an Advanced Technology Program (ATP) grant for the development of a "Fast, Volumetric X-ray Scanner for Three-Dimensional Characterization of Critical Objects." Total project funds for the three-year program are estimated at $7,659,000. ATP funds budgeted for this project total $3,753,000, but ATP has committed only for the first year. The ATP funds are "cost sharing" funds, budgeted to match expenditures by the industrial partners. The Company and its team members formally commenced work on this project in February 1996. The Company's participation in this program requires it to fund a portion of the non-governmental cost share. The Company will require additional funds from non-operating sources to fund this commitment. Management is engaged in discussions with several sources of financing for this project to raise approximately $2 million to $3 million over the expected three-year life of the project to pursue the Company's plans relative to this project.

     The ability of the Company to meet its long term cash requirements is dependent on any one or a combination of the following: sustaining profitable operations through continued system sales; securing new sources of cash; further reducing operating costs and curtailing Company operations; or developing new business activities.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be contemplated by governmental authorities or others.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     a)   Exhibits - None

     b)   Reports on Form 8-K - None

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
________________________________________________________________________________

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                       By:
                                         Keith A. Jezek
                                         Vice President of Finance;
                                         Chief Financial Officer;
                                         Secretary - Treasurer



March 14, 1996

________________________________________________________________________________