Form 10QSB
period 1996-04-30
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1996-06-14
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ......................... TO ....................

FOR THE QUARTER ENDED APRIL 30, 1996              COMMISSION FILE NUMBER 0-14100


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

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                       SHARES OUTSTANDING AS OF
        TITLE OF CLASS                                       MAY 31, 1996
        --------------                                 ------------------------

$0.05 Par Value Common Stock                                  16,041,939

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

                                     INDEX


Part I - Financial Information
- ------------------------------


Item 1:  Financial Statements (Unaudited):

     Condensed Balance Sheet:
       April 30, 1996 and July 31, 1995............................       3

     Condensed Statement of Operations:
       Three and Nine Months Ended April 30, 1996 and
        1995.......................................................       4

       Statement of Cash Flows:
       Nine Months Ended April 30, 1996 and 1995...................       5

     Notes to Condensed Financial Statements.......................       6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............       7


Part II - Other Financial Information
- -------------------------------------

Items 1 - 6........................................................      11

Signatures.........................................................      12



- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

                            CONDENSED BALANCE SHEET
                                 (In thousands)

                                                   April 30, 1996
                                                    (Unaudited)    July 31, 1995
                                                   --------------  -------------
                 ASSETS

Current assets:
  Cash............................................     $    56         $    25
  Trade accounts receivable, net..................         248             193
  Costs and earned profits on long-term
    contracts in excess of related billings.......         584              78
  Inventory.......................................          14              14
  Prepaid expenses................................          44              31
                                                       -------         -------
        Total current assets......................         946             341

Property and equipment, net.......................          17              17

Scanning equipment, net...........................         180             205

Other assets, net.................................         126              54
                                                       -------         -------
                                                       $ 1,269         $   617
                                                       =======         =======

         LIABILITIES AND STOCKHOLDERS'
                   EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts..................     $   300         $   169
  Accrued commissions.............................          62              72
  Accounts payable and accrued expenses...........         654             472
  Note payable....................................          80             180
                                                       -------         -------
        Total current liabilities.................       1,096             893

Stockholders' equity:
  Common stock of $0.05 par value,
    40,000,000 shares authorized, issued and
    outstanding 16,041,939........................         770             652
  Additional paid-in capital......................       8,388           8,316
  Accumulated deficit.............................      (8,985)         (9,244)
                                                       -------         -------
        Total stockholders' equity................         173            (276)
                                                       -------         -------
                                                       $ 1,269         $   617
                                                       =======         =======


   The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

                         CONDENSED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                         Three Months Ended       Nine Months Ended
                                             April 30,                April 30,
                                       ----------------------  ----------------------
                                          1996        1995       1996           1995
                                       ----------  ----------  ----------  ----------
Contract revenues:
  System sales.......................     $   332   $    177     $ 1,305      $   422
  Service contracts and upgrades.....         482        145       1,020          612
                                          -------   --------     -------      -------
   Total revenues....................         814        322       2,325        1,034

Contract costs.......................         612        290       1,555          859
                                          -------   --------     -------      -------

Gross profit.........................         202         32         770          175
                                          -------   --------     -------      -------

Operating costs:
  Marketing..........................          59         57         197          198
  Research and development...........           1         14           3           48
  General and administrative.........         110        109         309          362
                                          -------   --------     -------      -------
  Total operating costs..............         170        180         509          608
                                          -------   --------     -------      -------

Income from operations...............          32       (148)        261         (433)
                                          -------   --------     -------      -------

Other expense (income):
  Interest expense...................           7          4          14           32
  Interest and other income..........          (7)        (3)        (12)         (21)
  Loss on sale of asset..............           0          0           0            8
                                          -------   --------     -------      -------
   Other - net.......................     $     0   $      1     $     2      $    19
                                          -------   --------     -------      -------

Net income...........................     $    32   $   (149)    $   259      $  (452)
                                          =======   ========     =======      =======

Weighted average shares outstanding..      14,661     13,030      13,574       13,030
                                          =======   ========     =======      =======

Net income (loss) per share..........        $.00      $(.01)      $0.02        $(.04)
                                          =======   ========     =======      =======



   The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

                            STATEMENT OF CASH FLOWS
                   Nine Months Ended April 30, 1996 and 1995
                                (In thousands)
                                  (Unaudited)



                                                                1996     1995
                                                               -----    -----
Operating activities:
  Net income.................................................  $ 259    $(452)
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization...........................     42       46
     Loss on sale of asset...................................      0        8
     Changes in operating assets and liabilities:
       Trade accounts receivable.............................    (55)     (80)
       Costs and earned profits on long-term
        contracts in excess of related billings..............   (506)      27
       Inventories...........................................      0        2
       Prepaid expenses......................................    (12)     (32)
       Other assets..........................................     (1)       0
       Accounts payable and accrued expenses.................    172      150
       Billings in excess of related costs
        and earned profits on long-term contracts............    131     (150)
                                                               -----    -----

   Net cash flows provided by (used in) operating
    activities...............................................     30     (481)
                                                               -----    -----

Investing activities:
  Capitalized product development costs......................    (73)       0
  Capital expenditures.......................................    (16)      (1)
  Proceeds from sale of building and land....................      0      972
                                                               -----    -----

Net cash flows (used in) provided by investing activities....    (89)     971
                                                               -----    -----

Financing activities:
  Proceeds from issuance of common stock.....................    113        0
  Proceeds from exercise of stock options....................     77        0
  Borrowings under line of credit............................      0      247
  Repayments under line of credit............................   (100)    (102)
  Principal payments on long-term debt.......................      0     (601)
                                                               -----    -----
Net cash flows provided by (used in) financing activities....     90     (456)
                                                               -----    -----


Net increase in cash and cash equivalents....................     31       34

Cash and cash equivalents at beginning of period.............     25       81
                                                               -----    -----

Cash and cash equivalents at end of period...................  $  56    $ 115
                                                               =====    =====



   The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

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

Due to the production of the Company's increased backlog, working capital continues to be limited. Working capital is constrained due to past orders currently in production which were accepted without contract financing provisions. However, this constraint has been partially mitigated by a recent order which included a prepayment of approximately $275,000 received in March 1996. In June 1996, the Company received a commitment from a bank to finance the production and delivery of the Company's foreign orders. The credit facility, which is guaranteed by the Export Import Bank of the U.S. (EXIMBANK) allows borrowing of up to $1.25 million based on qualified foreign accounts receivable and contract specific inventory. The credit facility expires in one year. While approximately 75% of the Company's present backlog is comprised of foreign orders and thus qualifies for financing under the EXIMBANK facility, the Company still needs immediate short-term financing to allow timely production of current jobs. Management is engaged in numerous discussions with potential sources of this short-term financing and believes that ultimately such financing will be secured. However, there can be no assurance that such discussions will prove successful or will prove successful in a timely manner.


2. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Proceeds from the issuance of common stock were received by the Company pursuant to the conversion from debt to equity of certain notes payable. In March 1996 these notes payable of $106,000 plus accrued interest of $6,876.50 were converted to 1,881,275 shares of SMS Common Stock.

Cash paid for interest during the six months ended January 31, 1996 and 1995 was $2,372 and $12,541 respectively.


3. NOTE PAYABLE

The note payable of $80,000 at April 30, 1996 was a term note payable to a bank accruing interest at 11% per annum, maturing October 22, 1996.

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:


                                                     THREE MONTHS ENDED APRIL 30,
                                    ----------------------------------------------------------------
                                                1996                              1995
                                    -------------------------------   ------------------------------
                                     Dollar     % of      % Change     Dollar     % of     % Change
                                     Amount    Total     from Prior    Amount    Total       from
                                     (000s)   Revenue        Year      (000s)   Revenue   Prior Year
                                    --------  -------    ----------   -------  --------   ----------
Contract revenues:
  System sales.....................    $332     40.8%        87.6%      $ 177     55.0%     2,428.6
                                                                                                 %
  Service contracts and upgrades...     482     59.2%       232.4%        145     45.0%      -17.1%
                                       ----    -----        -----       -----    -----    --------
   Total revenues..................     814    100.0%       152.8%        322    100.0%       76.9%

Contract costs.....................     612     75.2%       110.0%        290     90.1%       96.0%
                                       ----    -----        -----       -----    -----    --------

Gross profit.......................     202     24.8%       531.3%         32      9.9%       -5.9%
                                       ----    -----        -----       -----    -----    --------

Operating costs:
  Marketing........................      59      7.3%         3.5%         57     17.7%      -42.4%
  Research and development.........       1      0.1%       -92.9%         14      4.4%       27.3%
  General and administrative.......     110     13.5%         0.9%        109     33.9%      -10.7%
                                       ----    -----        -----       -----    -----    --------
   Total operating costs...........     170     20.9%        -5.6%        180     55.9%      -22.4%
                                       ----    -----        -----       -----    -----    --------

Income from operations.............      32      3.9%          NM        (148)   -46.0%      -25.3%
                                       ----    -----        -----       -----    -----    --------

Other (income) expense:
  Interest expense.................       7      0.9%        75.0%          4      1.2%      -73.3%
  Interest and other income........      (7)    -0.9%       133.3%         (3)    -0.9%      -98.6%
   Other - net.....................       0      0.0%          NM           1      0.3%     -100.5%
                                       ----    -----        -----       -----    -----    --------

Net income.........................    $ 32      3.9%          NM       $(149)   -46.3%         NM
                                       ====    =====        =====       =====    =====    ========

NM - Not Meaningful

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                                       NINE MONTHS ENDED APRIL 30,
                                      --------------------------------------------------------------

                                                 1996                            1995
                                      ------------------------------  ------------------------------
                                      Dollar     % of     % Change    Dollar     % of     % Change
                                      Amount    Total    from Prior   Amount    Total    from Prior
                                      (000s)   Revenue      Year      (000s)   Revenue      Year
                                      -------  --------  -----------  -------  --------  -----------
Contract revenues:
System sales........................  $1,305      56.1%     209.2%    $  422      40.8%     -11.7%
Service contracts and
    upgrades........................   1,020      43.9%      66.7%       612      59.2%     -32.9%
                                      ------     -----     ------     ------     -----     ------
           Total revenues...........   2,325     100.0%     124.9%     1,034     100.0%     -25.6%

Contract costs......................   1,555      66.9%      81.0%       859      83.1%      14.8%
                                      ------     -----     ------     ------     -----     ------

Gross profit........................     770      33.1%     340.0%       175      16.9%     -72.7%
                                      ------     -----     ------     ------     -----     ------

Operating costs:
    Marketing.......................     197       8.5%      -0.5%       198      19.2%     -21.1%
    Research and development........       3       0.1%     -93.8%        48       4.6%     -44.8%
    General and administrative......     309      13.3%     -14.6%       362      35.0%       1.1%
                                      ------     -----     ------     ------     -----     ------
             Total operating costs..     509      21.9%     -16.3%       608      58.8%     -12.6%
                                      ------     -----     ------     ------     -----     ------

Income from operations..............     261      11.2%        NM       (433)    -41.9%        NM
                                      ------     -----     ------     ------     -----     ------

Other (income) expenses:
    Interest expense................      14       0.6%     -56.3%        32       3.1%     -31.9%
    Loss on sale of asset...........       0       0.0%    -100.0%         8       0.8%        NM
    Interest and other income.......     (12)     -0.5%        NM        (21)     -2.0%       0.0%
                                      ------     -----     ------     ------     -----     ------
          Other - net...............       2       0.1%     -89.5%        19       1.8%    -110.9%
                                      ------     -----     ------     ------     -----     ------

Net income..........................  $  259      11.1%        NM     $ (452)    -43.7%        NM
                                      ======     =====     ======     ======     =====     ======


NM - Not Meaningful

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Total contract revenues for the three and nine month period ended April 30, 1996 increased 153% and 125%, respectively, compared to the prior year's corresponding periods. While all categories of revenue have increased in fiscal 1996 compared to fiscal 1995 levels, the most notable increase has been in
revenues from system sales.   The Company has grown its backlog for its
SMARTSCAN product significantly from this same time last year.   Higher revenues
from systems sales in fiscal 1996 corresponds to the successful production of this backlog throughout the period. Including a recent SMARTSCAN sale in May 1996, the Company's current backlog is $4 million. Based on the Company's current production schedules, substantially all of this backlog is expected to be recognized as revenue over the next four quarters assuming sufficient working capital is available.

Gross margin (revenues less direct contract costs) as a percentage of revenue grew as well for these same periods. Improvement in gross margin is attributable mainly to increased production volume which allows for a more complete absorption of fixed overhead costs and, to a lesser extent, improved pricing.

Total operating costs decreased for the three month and nine month period ended April 30, 1996, compared to the respective year earlier periods, driven mainly by a reduction in research and development expense. The Company is currently working on a research project in conjunction with the National Institute of Standards and Technology and team members General Motors Corporation, General Electric Company, and EG&G. Company expenses related to this new product development effort are capitalized in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs."
Over the next several quarters, marketing costs are expected to increase due to increased commission expense commensurate with increased sales while general and administrative costs should continue to approximate current period levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the first nine months of fiscal 1996 were $30,000, which compares favorably with cash flows used in operations of $481,000 for the first nine months of fiscal 1995. Net income from operations accounts for the improvement in cash flow from operations for this period.

As of June 10, 1996 total contract backlog was approximately $4.0 million, up $3.0 million from this time a year ago. Of the current backlog, approximately $3.5 million is for SMARTSCAN system sales and approximately $500,000 is for contract services and upgrades.

The Company's sources of liquidity as of June 10, 1996 were approximately $50,000 in cash and approximately $150,000 in accounts receivable. Due to the production of the Company's increased backlog, working capital continues to be limited. Working capital is constrained due to past orders currently in production which were accepted without contract financing provisions. However, this constraint has been partially mitigated by a recent order which included a prepayment of

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------

approximately $275,000 received in March 1996. In June 1996, the Company received a commitment from a bank to finance the production and delivery of the Company's foreign orders. The credit facility, which is guaranteed by the Export Import Bank of the U.S. (EXIMBANK) allows borrowing of up to $1.2 million based on qualified foreign accounts receivable and contract specific inventory. The credit facility expires in one year. While approximately 75% of the Company's present backlog is comprised of foreign orders and thus qualifies for financing under the EXIMBANK facility, the Company still needs immediate short-term financing to allow timely production of current jobs. Management is engaged in numerous discussions with potential sources of this short-term financing and believes that ultimately such financing will be secured. However, there can be no assurance that such discussions will prove successful or will prove successful in a timely manner.

A further challenge to the Company's liquidity is the notification in September 1995 by the National Institute of Standards and Technology (NIST) that SMS, along with its team members General Electric Company, General Motors Corporation, and EG&G, was awarded an Advanced Technology Program (ATP) grant for the development of a "Fast, Volumetric X-ray Scanner for Three-Dimensional Characterization of Critical Objects." Total project funds for the three-year program are estimated at $7.7 million. ATP funds budgeted for this project total $3.8 million, but ATP has committed only for the first year. The ATP funds are "cost sharing" funds, budgeted to match expenditures by the industrial partners. The Company and its team members formally commenced work on this project in February 1996. The Company's participation in this program requires it to fund a portion of the non-governmental cost share. The Company will require additional funds from non-operating sources to fund this commitment. Management is engaged in discussions with several sources of financing for this project to raise approximately $2.0 million to $3.0 million over the expected three-year life of the project to pursue the Company's plans relative to this project.

- --------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
- --------------------------------------------------------------------------------


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

     None.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits - None

     b)  Reports on Form 8-K - None

- --------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                        By:  /s/Larry Secrest
                                             -----------------------------------
                                             Larry Secrest
                                             Chairman, President & CEO
                                             Acting Chief Financial and
                                                Accounting Officer


June 12, 1996




- --------------------------------------------------------------------------------