Form 10KSB
period 1996-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1996-10-29
CIK 87814

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                        FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 0-14100

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                 TEXAS                               74-2048763
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

 2210 DENTON DRIVE, SUITE 106, AUSTIN,                  78758
                 TEXAS                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                   ISSUER'S TELEPHONE NUMBER (512) 837-4712

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                 NONE                                REGISTERED
                                                   NOT APPLICABLE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         $0.05 PAR VALUE COMMON STOCK
                               (TITLE OF CLASS)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year: $3,165,067

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $11,535,646 as of October 3, 1996, based upon the bid price at the close of trading on such date as reported by NASDAQ.

  The number of shares or units outstanding of each of the registrant's classes of securities, as of October 3, 1996 is as follows:

                                                       SHARES OUTSTANDING AS OF
     TITLE OF CLASS                                        OCTOBER 3, 1996
     --------------                                    ------------------------
$0.05 Par Value Common Stock..........................        16,876,868

  Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders.

ITEM 9
     Directors, Executive                 Information concerning the Directors
     Officers, Promoters and              and Executive Officers of the
     Control Persons; Compliance          Company is incorporated by reference
     with Section 16(a) of the            from the Company's definitive Proxy
     Exchange Act                         Statement and related materials in
                                          connection with the annual meeting
                                          of shareholders on December 12,
                                          1996. The incorporated portions
                                          consist of all of the disclosures
                                          that appear in that Proxy Statement
                                          under the headings "Nominees for
                                          Election as Directors" and
                                          "Executive Officers."

ITEM 10
     Executive Compensation               Information concerning the Executive
                                          Compensation is incorporated by
                                          reference from the Company's
                                          definitive Proxy Statement and
                                          related materials in connection with
                                          the annual meeting of shareholders
                                          on December 12, 1996. The
                                          incorporated portions consist of all
                                          of the disclosures that appear in
                                          that Proxy Statement under the
                                          heading "Executive Compensation."

ITEM 11
     Security Ownership of                Information concerning the Security
     Certain Beneficial Owners            Ownership of Certain Beneficial
     and Management                       Owners and Management is
                                          incorporated by reference from the
                                          Company's definitive Proxy Statement
                                          and related materials in connection
                                          with the annual meeting of
                                          shareholders on December 12, 1996.
                                          The incorporated portions consist of
                                          all of the disclosures that appear
                                          in that Proxy Statement under the
                                          heading "Security Ownership of
                                          Certain Beneficial Owners and
                                          Management."

ITEM 12
     Certain Relationships and            Information concerning Certain
     Related Transactions                 Relationships and Related
                                          Transactions is incorporated by
                                          reference from the Company's
                                          definitive Proxy Statement and
                                          related materials in connection with
                                          the annual meeting of shareholders
                                          on December 12, 1996. The
                                          incorporated portions consist of all
                                          of the disclosures that appear in
                                          that Proxy Statement under the
                                          heading "Certain Relationships and
                                          Related Transactions."

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I....................................................................    1
  Item 1. BUSINESS........................................................    1
  Item 2. PROPERTIES......................................................    8
  Item 3. LEGAL PROCEEDINGS...............................................    8
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    9
PART II...................................................................    9
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS............................................................    9
  Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS..............................................   10
  Item 7. FINANCIAL STATEMENTS............................................   12
  Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...............................................   23
PART III..................................................................   24
  Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................   24
  Item 10. EXECUTIVE COMPENSATION.........................................   24
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT........................................................   24
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   24
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K...............................   25

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

  A powerful set of density analysis options makes it easy to find and characterize flaws in automatic procedures. In addition to histograms and region-averaging routines, SMARTSCAN(TM)software permits density sampling or integration based on the features of the particular object, such as samples from a casting at fixed distance below the surface to detect porosity at the finish line.

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

 Principal Products and Services

  SMART RADIOGRAPHY(TM) PRODUCT LINE

  The Company's product line was developed and evolved over nine years of extensive research, development and customer experience. The product line consists of the following family of versatile, general-purpose systems:

  . The SMS SMARTSCAN(TM)--the latest in the Company's product line, this family of low cost scanners offers a range of resolution and object handling capability to meet the customers' needs with an off-the-shelf product. SMARTSCAN(TM) systems are typically cabinetized, and can accommodate objects measuring up to two feet in diameter, three feet in height and weighing up to 220 pounds.

  . The SMS Model 102--a high resolution system for the examination of objects measuring up to three feet in diameter and weighing up to 500 lbs.

  . The SMS Model 201--a very flexible, advanced system for the examination of objects measuring up to five feet in diameter and weighing up to 5,000 lbs.

  GAUGING PRODUCTS

  . High Speed Sheet Steel Gauge and Inspection System--a system which will precisely measure during production the thickness, width, contour and temperature of sheet steel moving at 40 mph at temperatures ranging from 1200 to 1600 degrees Fahrenheit.

 Manufacture and Production

  Manufacture of each of the systems involves assembly of electronic and mechanical components, system integration with computer hardware and software, final checkout and diagnostic testing. Major computer subsystems, electromechanical components and subassemblies are customarily manufactured by outside vendors.

  The Company has produced and delivered industrial CT systems to a variety of government and commercial customers, both in the United States and abroad. Prior to fiscal year 1996, the Company delivered five SMS Model 201 systems to customers including EG&G Florida, Inc., General Motors Corporation, Rockwell International Corporation and the U. S. Air Force San Antonio Air Logistics Center at Kelly Air Force Base. These systems, which range in price from $1.5 million to $2 million each, are used for a variety of purposes, including inspection of critical components of the Space Shuttle.

  The Company also produced and delivered numerous SMS Model 101B+ systems (the predecessor to the SMARTSCAN(TM) product) prior to fiscal year 1996, ranging in price from $500,000 to $950,000, to Martin Marietta Energy Systems, Pratt & Whitney Canada, the Swiss Federal Laboratories for Materials Testing and Research (EMPA), BP America, a division of British Petroleum, EG&G Mound Applied Technologies, Inc., and Allied Signal, Inc. Uses of these systems include applications in advanced materials, inspection of jet engine turbine blades, and various non-destructive evaluation techniques.

  Also prior to fiscal year 1996, the Company delivered a $2 million SMS Model 102 system to Ishikawajima-Harima Heavy Industries, Inc., a leading Japanese industrial concern. This sale represented the Company's first foreign sale. Two of the Company's SMARTSCAN(TM) systems were delivered to NASA-Lewis Research Center and to Morton International, Inc. in fiscal year 1994. Also in fiscal year 1994, orders were received from oil companies in China and Canada for the SMARTSCAN(TM) for use in oil exploration and research and an SMS Model 201 system was upgraded and delivered to the Idaho National Engineering Laboratory for use in the inspection of toxic waste containers.

  In fiscal year 1996, the Company received orders from UNOCAL, GM, Lockheed Martin, Allied Signal, Bridgestone Tire (Japan), Continental Tire (Germany), Fiat (Italy), and EMPA (Switzerland) for systems ranging in price from $300,000 to $1,250,000.

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

 Research and Development

  Company-sponsored research and development expenses totaled approximately $5,000 and $67,000 for the years ended July 31, 1996 and 1995, respectively.

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

  Additionally, a new large scale area detector has been optimized for detailed examination and inspection of large toxic and radioactive waste containers. The first of these detector systems was successfully incorporated into an existing SMS Model 201 system located at the Idaho National Engineering Laboratory. Furthermore, the Company has expended substantial effort toward the development of a new Graphical User Interface (GUI) for use in the Company's products. The GUI helps provide for user friendly operation of the Company's systems.

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

  In February 1996 a joint venture comprised of the Company, General Motors, General Electric, and EG&G, began work on a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. The objective of the program is to develop very fast scanning technology capable of scanning 100 times faster than current systems. The Company expects the resulting technology to be protected by patents and believes that this technology, if successful, will generate significantly greater demand for the Company's products. The Company is the project leader of the consortium and has sole commercializing rights for the new technology in the industrial market excluding medical applications. See
Note 8 to Notes to Financial Statements.

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

  The Company's marketing efforts are distributed across a wide range of industries. Representative areas are:

  . Aviation/Aerospace. The Company believes that tomography offers a cost-effective method for analysis prior to utilization, as well as in-service inspection of critical components, including turbine blades, turbine disks, rotors, fuel valves and structural components.

  . Automotive. Tomography can be used for quality control and reliability analysis of automotive components, such as engine parts, gears, shafts and supports and can assist in computer integrated manufacturing ("CIM"). The Company believes that its technology is capable of being used in on-line automotive production applications to detect structural flaws and provide dimensional analysis.

  . Oil and Gas. Tomography is widely used in the oil industry to measure fluid flow properties in rock samples from oil and gas reservoirs.

  . Castings. Numerous industries other than Aviation/Aerospace and Automotive utilize castings composed of various metals, alloys and ceramics. In many of these cases, dimensional accuracy and porosity are critical. The Company believes that tomography is particularly suited to accurate dimensional measurement and detection of flaws in such products.

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

 Employees

  At September 30, 1996, the Company employed 23 full-time employees, of whom two were engaged in research, two in software development, three in engineering, three in scanning services, two in sales and marketing, one in field services, six in administrative, clerical and support services, and four in manufacturing. When necessary, temporary labor in the form of part-time employment or contract labor is utilized to meet increased demand for the production of the Company's systems.

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

 Financial History

  The Company completed its initial public offering in March 1985. As of October 3, 1996, the Company had the following equity securities outstanding (exclusive of employees' and directors' stock options):

   Common Stock, $0.05 par value.............................. 16,876,868 shares

ITEM 2. PROPERTIES

  The Company currently leases approximately 13,900 square feet of office and manufacturing space in an industrial park located in Austin, Texas. The Company is leasing this space for an initial three-year term expiring in October, 1998 at $7,600 per month. Management believes that this space should be adequate for all of the Company's activities through fiscal 1998.

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

                                                                   COMMON STOCK
                                                                   -------------
     FISCAL YEAR ENDED                                              HIGH   LOW
     -----------------                                             ------ ------
     July 31, 1995
       First Quarter.............................................. $ 0.10 $ 0.08
       Second Quarter.............................................   0.10   0.06
       Third Quarter..............................................   0.09   0.08
       Fourth Quarter.............................................   0.08   0.07
     July 31, 1996
       First Quarter..............................................   0.37   0.04
       Second Quarter.............................................   0.32   0.20
       Third Quarter..............................................   1.63   0.21
       Fourth Quarter.............................................   1.13 $ 0.69

  The bid quotations for the Common Stock at the close of trading on October 3, 1996 was $0.81 per share.

  The total number of shares of Common Stock outstanding as of October 3, 1996 was 16,876,868, and the total number of holders of Common Stock of record as of such date was approximately 635.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                         YEAR ENDED JULY 31,
                         -------------------------------------------------------
                                   1996                        1995
                         --------------------------- ---------------------------
                         DOLLAR   % OF     % CHANGE  DOLLAR   % OF     % CHANGE
                         AMOUNT   TOTAL   FROM PRIOR AMOUNT   TOTAL   FROM PRIOR
                         (000S)  REVENUE     YEAR    (000S)  REVENUE     YEAR
                         ------  -------  ---------- ------  -------  ----------
Contract revenues:
 System sales........... $1,923    60.8 %    218.8 % $  603    43.5 %     21.1 %
 Scanning services......    564    17.8 %    102.9 %    278    20.1 %     36.3 %
 Field services and
  upgrades..............    678    21.4 %     34.5 %    504    36.4 %    (42.9)%
                         ------   -----     ------   ------   -----     ------
    Total revenues......  3,165   100.0 %    128.5 %  1,385   100.0 %    (12.6)%
Contract costs..........  2,189    69.1 %     76.1 %  1,243    89.8 %     34.2 %
                         ------   -----     ------   ------   -----     ------
Gross profit............    976    30.9 %    587.3 %    142    10.3 %    (78.5)%
                         ------   -----     ------   ------   -----     ------
Operating costs:
 Marketing..............    259     8.2 %    (16.7)%    311    22.5 %    (10.9)%
 Research and
  development...........      5     0.2 %    (92.5)%     67     4.8 %    (37.4)%
 General and
  administrative........    424    13.4 %    (15.2)%    500    36.1 %      8.0 %
                         ------   -----     ------   ------   -----     ------
    Total operating
     costs..............    688    21.8 %    (21.6)%    878    63.4 %     (4.5)%
                         ------   -----     ------   ------   -----     ------
Income (loss) from
 operations.............    288     9.1 %    139.1 %   (736)  (53.1)%   (183.1)%
                         ------   -----     ------   ------   -----     ------
Other (income) expense:
 Interest expense.......     23     0.7 %    (36.1)%     36     2.6 %    (41.9)%
 Interest and other
  income................    (12)   (0.4)%    (47.8)%    (23)   (1.7)%    (90.5)%
 Loss on sale of asset..      0     0.0 %   (100.0)%      8     0.6 %       NM
                         ------   -----     ------   ------   -----     ------
  Other--net............     11     0.3 %    (47.6)%     21     1.5 %       NM
                         ------   -----     ------   ------   -----     ------
Net income (loss)....... $  277     8.8 %    136.6 % $ (757)  (54.7)%   (834.6)%
                         ======   =====     ======   ======   =====     ======

--------
NM--Not meaningful

FISCAL 1996 RESULTS OF OPERATIONS

  Total revenues increased 128% in 1996 compared to the prior year. All areas of the business increased significantly from 1995 including system sales increases of 218%, scanning services increases of 103%, and field services and upgrade increases of 34%. Significant improvements during 1995 to decrease the time required to scan objects resulted in systems sales increases in 1996. Newly available computing hardware with improvements in speed of the workstation resulted in field services and upgrade revenue increases in 1996. The Company's marketing efforts in automotive and aircraft engines yielded large scanning service revenue increases in 1996.

  Gross margin as a percentage of revenues increased from 10% in 1995 to 30% in 1996. Such increase primarily resulted from much higher revenues leading to greater absorbed overhead costs and from large revenue increases in scanning services which yields higher margins than system sales and upgrades.

  Total operating costs as a percentage of revenues decreased to 22% in 1996 from 63% in 1995. All operating costs decreased both in absolute amounts and as a percentage of revenues primarily because of spreading fixed operating costs over much higher levels of revenues and reductions in employees in all departments. Certain research and development employees were either charged to contracts in 1996 or were reimbursed under the NIST contract in 1996 resulting in insignificant research and development costs in 1996.

FISCAL 1995 RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

  As of July 31, 1996, the Company had negative net working capital of $81,520 compared to negative net working capital of $522,000 at July 31, 1995.

  The Company generated $451,000 from net financing activities in 1996 to fund capital expenditures of $26,000, capitalized product development costs associated with the NIST contract of $260,000, and cash used in operating activities of $146,000. Such financing activities included proceeds from issuance of common stock and exercise of stock options and borrowings from private sources which are due in fiscal 1997. The Company's net working capital position has improved significantly during fiscal 1996 and with a backlog of approximately $3,500,000 at September 30, 1996 management believes that the Company has the ability to meet its cash requirements during fiscal year 1997. However, the NIST contract requires significant funds by the Company during fiscal 1997 and management is in discussions with sources of financing for this project. See Note 8 to Notes to Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants.........................................
Financial Statements:
  Balance Sheet, July 31, 1996 and 1995...................................
  Statement of Operations, Years Ended July 31, 1996 and 1995.............
  Statement of Changes in Stockholders' Equity (Capital Deficit), Years
   Ended July 31, 1996 and 1995...........................................
  Statement of Cash Flows, Years Ended July 31, 1996 and 1995.............
  Notes to Financial Statements...........................................

                       [LETTERHEAD OF BDO SEIDMAN, LLP]

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

Scientific Measurement Systems, Inc.
Austin, Texas

We have audited the accompanying balance sheets of Scientific Measurement Systems, Inc. (the "Company") as of July 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                          /s/ BDO Seidman, LLP

Austin, Texas
September 25, 1996

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                 BALANCE SHEET

                                                              JULY 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
ASSETS
Current
  Cash and cash equivalents............................ $   45,042  $   25,185
  Trade accounts receivable............................    306,187     192,473
  Research grant receivable............................    247,072         --
  Costs and earned profits on long-term contracts in
   excess of related billings..........................    808,825      77,679
  Inventories..........................................     14,125      14,125
  Prepaid expenses and other current assets............     83,281      31,300
                                                        ----------  ----------
    Total current assets...............................  1,504,532     340,762
                                                        ----------  ----------
Property and equipment, at cost........................  1,177,192   1,156,620
Less accumulated depreciation.......................... (1,148,916) (1,139,805)
                                                        ----------  ----------
                                                            28,276      16,815
                                                        ----------  ----------
Scanning equipment, less accumulated depreciation of
 $190,665 and $150,714, respectively...................    170,080     204,637
Other assets, less accumulated amortization of $21,457
 and $18,323, respectively.............................     52,181      54,511
Other prepaids.........................................     33,309         --
                                                        ----------  ----------
                                                        $1,788,378  $  616,725
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................... $  436,108  $  411,705
  Payable to research consortium members...............    267,587         --
  Billings in excess of related costs and earned
   profits on long-term contracts......................    292,812     168,857
  Borrowings on line of credit.........................     92,073      80,000
  Notes payable........................................    379,609     100,000
  Accrued vacations....................................     46,174      41,366
  Accrued commissions..................................     56,762      71,705
  Other accrued liabilities............................     14,927      19,354
                                                        ----------  ----------
    Total liabilities..................................  1,586,052     892,987
                                                        ----------  ----------
Commitments (See Notes 7 and 8)
Stockholders' equity (capital deficit)
  Common stock, $.05 par value; 40,000,000 shares
   authorized; 16,584,007 and 13,030,355 shares issued
   and outstanding, respectively.......................    829,200     651,518
  Additional paid-in capital...........................  8,339,675   8,316,199
  Accumulated deficit.................................. (8,966,549) (9,243,979)
                                                        ----------  ----------
    Total stockholders' equity (capital deficit).......    202,326    (276,262)
                                                        ----------  ----------
                                                        $1,788,378  $  616,725
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                            STATEMENT OF OPERATIONS

                                                        YEARS ENDED JULY 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Contract revenues
  Tomographic system sales............................. $1,922,698  $  602,586
  Scanning services....................................    564,213     277,772
  Field services and upgrades..........................    678,156     504,457
                                                        ----------  ----------
                                                         3,165,067   1,384,815
Direct contract costs..................................  2,188,660   1,242,611
                                                        ----------  ----------
Gross profit...........................................    976,407     142,204
                                                        ----------  ----------
Operating costs:
  Marketing............................................    259,477     310,591
  Research and development.............................      4,964      66,500
  General and administrative...........................    424,003     500,759
                                                        ----------  ----------
Total operating costs..................................    688,444     877,850
                                                        ----------  ----------
Income (loss) from operations..........................    287,963    (735,646)
                                                        ----------  ----------
Other (income) expense:
  Interest expense.....................................     22,843      36,078
  Interest and other income............................    (12,310)    (22,633)
  Loss on sale of asset................................        --        8,090
                                                        ----------  ----------
Total other (income) expense...........................     10,533      21,535
                                                        ----------  ----------
Net income (loss)...................................... $  277,430  $ (757,181)
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                         STATEMENT OF OPERATIONS, CONT.

                                                              JULY 31,
                                                       -----------------------
                                                          1996        1995
                                                       ----------- -----------
Earnings per common share:
Primary:
  Earnings (loss) per share........................... $      0.01 $     (0.06)
                                                       =========== ===========
  Weighted average number of shares...................  17,106,679  13,030,355
                                                       =========== ===========
Fully diluted:
  Earnings (loss) per share........................... $      0.01 $     (0.06)
                                                       =========== ===========
  Weighted average number of shares...................  17,106,679  13,030,355
                                                       =========== ===========

   The accompanying notes are an integral part of these financial statements.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             COMMON STOCK
                          -------------------
                                              ADDITIONAL
                                               PAID-IN   ACCUMULATED
                            SHARES    AMOUNT   CAPITAL     DEFICIT      TOTAL
                          ---------- -------- ---------- -----------  ---------
BALANCE AT AUGUST 1,
 1994...................  13,030,355 $651,518 $8,316,199 $(8,486,798) $ 480,919
Net loss................         --       --         --     (757,181)  (757,181)
                          ---------- -------- ---------- -----------  ---------
BALANCE AT JULY 31,
 1995...................  13,030,355  651,518  8,316,199  (9,243,979)  (276,262)
Issuance of common stock
 and stock options
 exercised..............   3,553,652  177,682     23,476         --     201,158
Net income..............         --       --         --      277,430    277,430
                          ---------- -------- ---------- -----------  ---------
BALANCE AT JULY 31,
 1996...................  16,584,007 $829,200 $8,339,675 $(8,966,549) $ 202,326
                          ========== ======== ========== ===========  =========

   The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS

                                                        YEARS ENDED JULY 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
OPERATING ACTIVITIES:
Net income (loss)...................................... $  277,430  $ (757,181)
Adjustments to reconcile net income (loss) to net cash
 from operating activities:
  Depreciation and amortization........................     58,065      59,973
  Loss on sale of asset................................        --        8,090
  Changes in operating assets and liabilities:
    Trade accounts receivable..........................   (360,786)   (141,401)
    Allowance for doubtful accounts....................        --      (17,604)
    Costs and earned profits on long-term contracts in
     excess of related billings........................   (731,146)    (21,716)
    Inventories........................................        --        6,544
    Prepaid expenses and other current assets..........    (57,845)    (13,371)
    Other assets.......................................       (804)    (17,820)
    Billings in excess of related costs and earned
     profits on long-term contracts....................    123,955     (61,557)
    Accounts payable and accrued expenses..............    285,113     381,261
                                                        ----------  ----------
Net cash used for operating activities.................   (406,018)   (574,782)
                                                        ----------  ----------
INVESTING ACTIVITIES:
  Capital expenditures.................................    (25,965)     (1,026)
  Sale of land and buildings...........................        --      972,589
                                                        ----------  ----------
Net cash provided by (used for) investing activities...    (25,965)    971,563
                                                        ----------  ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............    122,066         --
  Proceeds from exercise of stock options..............     79,092         --
  Borrowing from notes payable.........................    258,609     100,000
  Borrowings on line-of-credit.........................     92,073     246,703
  Repayments on borrowings.............................   (100,000)   (197,330)
  Principal payments on long-term debt.................        --     (601,486)
                                                        ----------  ----------
Net cash provided by (used for) financing activities...    451,840    (452,113)
                                                        ----------  ----------
Increase (decrease) in cash and cash equivalents.......     19,857     (55,332)
Cash and cash equivalents at beginning of year.........     25,185      80,517
                                                        ----------  ----------
Cash and cash equivalents at end of year............... $   45,042  $   25,185
                                                        ==========  ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Cash payments for interest were $8,000 and $36,000 in 1996 and 1995, respectively. No taxes were paid in 1996 and 1995.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  Scientific Measurement Systems, Inc. (the "Company") is a research, manufacturing and service company and is primarily engaged in the design, development, assembly and marketing of radiographic/tomographic scanning systems used for nondestructive examination of the interior structure of various materials, and in providing contract services with respect thereto. All operations of the Company are domestically based.

ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

  Certain amounts previously reported have been reclassified to conform to current year presentation.

INVENTORIES

  Inventories are stated at lower of cost (specific identification) or market and consist primarily of parts to be used in the manufacture of tomographic scanning systems.

PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost. Depreciation and amortization for financial statement purposes are provided by the straight-line method over estimated useful lives of two to five years for equipment and furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

  The major classes of property and equipment as of July 31, 1996 and 1995 were as follows:

                                                             1996       1995
                                                          ---------- ----------
   Equipment............................................. $1,072,907 $1,052,335
   Furniture and fixtures................................    104,285    104,285
                                                          ---------- ----------
                                                          $1,177,192 $1,156,620
                                                          ========== ==========

FINANCIAL INSTRUMENTS

  In 1995, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 107, Disclosure About Fair Value of Financial Instruments, which requires disclosure of fair value information about certain financial instruments. The carrying amount of the Company's financial instruments, consisting of cash, receivables, and accounts payable approximates their fair value.

SCANNING EQUIPMENT

  Scanning equipment is stated at cost. Depreciation for financial statement purposes are provided by the straight-line method over estimated useful lives of five to ten years.

PATENT RIGHTS

  The Company holds patent rights related to procedures for tomographic examinations which are being amortized using the straight-line method over their remaining lives.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT.

RESEARCH AND DEVELOPMENT

  Expenditures for Company-sponsored research and development are expensed as incurred.

EARNINGS (LOSS) PER SHARE

  Primary earnings per share amounts are computed based on the weighted average number of shares outstanding. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the common stock options. Stock options and warrants are not included in the computation of loss per share for 1995 since their effect would be anti-dilutive.

CASH AND CASH EQUIVALENTS

  For purposes of reporting cash flows, cash and cash equivalents include cash and interest bearing deposits.

INCOME TAXES

  The Company follows the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method provides deferred income taxes based on enacted income tax rates in effect on the dates on which temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the period in which the change is determined.

CONTRACT REVENUES

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

NEW ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in fiscal year 1997 and its implementation is not expected to have a material effect on the financial statements.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in fiscal year 1997 providing proforma effects as if the Company had elected to adopt SFAS No. 123.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. LINE OF CREDIT

  In July 1996, the Company entered into a one year line of credit agreement, guaranteed by the Eximbank, which permits borrowing up to $1,250,000 secured by certain foreign accounts receivable, inventories, and property and equipment. Interest is payable monthly at the Bank's prime rate plus 2%. As of July 31, 1996, the Company has borrowed $92,073 against the line of credit.

2. NOTES PAYABLE

  Note payable of $379,609 at July 31, 1996 consist of the following:

    In June 1996, the Company borrowed $25,000 from a Director accruing interest at 11% per annum with all outstanding principal and accrued interest due December 1996.

    In July 1996, the Company obtained $233,608 in exchange for a Promissory Note accruing interest at 18% per annum. The note is secured by domestic accounts receivable, inventories, and property and equipment. Interest is due September 30, 1996, and all outstanding principal and accrued interest will be due December 31, 1996.

    In December 1995, the Company converted an accounts payable of $52,000 into a note payable providing for monthly payments of $4,333 including interest calculated at 8%. The note is due December 31, 1996. The note balance at July 31, 1996 is $41,000.

    The Company has a $80,000 note payable to a bank due January 22, 1997. The note accrues interest at a rate of 10.25% per year.

3. STOCKHOLDERS' EQUITY

  The Company has authorized 40,000,000 shares of common stock, $0.05 par value. Additionally, the Company has authorized 2,000,000 shares of preferred stock, $0.15 par value. As of July 31, 1996, no preferred stock has been issued or is outstanding.

  On February 16, 1990, the Board of Directors approved the 1990 Stock Option Plan ("1990 Plan"). The 1990 Plan is administered by a Stock Option Committee which consists of not less than three members of the Board of Directors. The 1990 Plan reserves 2,500,000 shares of the Company's common stock and provides for the grant of incentive stock options, non-qualifying stock options and stock appreciation rights ("SARs") to certain key employees of the Company, and to certain other individuals. Options and SARs will be awarded at the discretion of the Stock Option Committee.

  The 1990 Plan prohibits the grant of options thereunder after February 16, 2000. The Stock Option Committee also determines the expiration dates of options granted provided that all options must be exercised within 7 years of the date of grant (5 years to any optionee who is the owner of 10% of the Company). The price at which options may be exercised is determined by the Stock Option Committee but in no event may the price be less than the fair market value of the underlying common stock on the date of grant. In the case of an optionee who is the owner of 10% or more of the total combined voting power of all classes of stock of the Company, the option price must be at least 110% of the fair value of the underlying common stock on the date of grant.

  During fiscal 1994, the Board of Directors approved awards of 1,959,482 options of which 697,623 options were awarded under the 1990 Plan while 1,261,859 options were not awarded pursuant to any formal plan. All options were granted at fair market value at date of issuance. Although granted at fair market value, the majority of these options were issued to directors and employees in recognition of significant salary reductions during the year. Certain options vested immediately and others vest over a period of two years. The options awarded in fiscal 1993 expire on August 1, 1998 while those awarded in fiscal 1994 expire on August 1, 2000.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                      NOTES TO FINANCIAL STATEMENTS, CONT.

  As of July 31, 1996, 4,080,975 shares of common stock were under option, with exercise prices ranging from $0.1404 to $0.2850; 3,870,975 of these options were exercisable at July 31, 1996. No options were exercised during fiscal 1995.

  The following table details the change in options outstanding for 1996.

                                                     EXERCISE   NUMBER OF SHARES
   OPTIONS                                         PRICE RANGE    UNDER OPTION
   -------                                         ------------ ----------------
   Options at July 31, 1995....................... $0.08--$0.24     4,929,950
   Options granted................................ $0.08--$0.24       775,000
   Options exercised.............................. $0.08--$0.24    (1,327,753)
   Options expired or terminated.................. $0.08--$0.24      (296,222)
                                                                   ----------
                                                                    4,080,975
                                                                   ==========

4. CONTRACT REVENUES

  The Company's revenues have been derived from certain major customers (greater than 10% of total revenues) as follows:

        CUSTOMER                                                       1996 1995
        --------                                                       ---- ----
        A............................................................. 12%   1%
        B.............................................................  0%  14%
        C.............................................................  1%  13%
        D............................................................. 20%   5%
        E............................................................. 17%   0%

  The Company had export revenues of $82,000 and $41,000 to Japan, $-0- and $354,000 to Canada, $22,000 and $213,000 to China, and $230,000 and $-0- to
Italy during fiscal 1996 and 1995, respectively. Revenues derived either as a prime contractor or subcontractor to prime contractors to the U. S. Government were 47% and 38% of total revenues during fiscal 1996 and 1995, respectively.

  Contracts in progress consist of the following:

                                                               JULY 31,
                                                          --------------------
                                                             1996       1995
                                                          ----------  --------
Costs and estimated earnings............................. $2,090,674  $867,131
Billings.................................................  1,574,661   958,308
                                                          ----------  --------
                                                          $  516,013   (91,178)
                                                          ==========  ========
Included in the balance sheet:
  Costs and earned profits on long-term contracts in
   excess of related billings............................ $  808,825  $ 77,679
  Billings in excess of related costs and earned profits
   on long-term contracts................................   (292,812) (168,857)
                                                          ----------  --------
                                                          $  516,013  $(91,178)
                                                          ==========  ========

  Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                     NOTES TO FINANCIAL STATEMENTS, CONT.

5. INCOME TAXES

  Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. The depreciation temporary difference represents tax depreciation in excess of financial statement depreciation. The accrued expenses temporary differences represent various expenses accrued for financial reporting purposes.

  The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                              JULY 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
Accrued expenses...................................... $    36,443  $    40,973
Other.................................................         --           366
                                                       -----------  -----------
  Total current deferred income tax asset.............      36,443       41,339
                                                       -----------  -----------
Depreciation..........................................         --       (67,972)
Operating loss carryforward...........................   2,933,343    3,090,991
Tax credit carryforward...............................     137,066      144,157
                                                       -----------  -----------
                                                         3,106,852    3,208,515
Valuation allowance...................................  (3,106,852)  (3,208,515)
                                                       -----------  -----------
Total net deferred income tax asset................... $       --   $       --
                                                       ===========  ===========

  At July 31, 1996 the Company had available for federal income tax reporting purposes approximately $9,000,000 of net operating loss carryforwards which $250,000 expires in 1998, $480,000 expires in 1999 with the balance expiring in varying amounts in 2000 through 2009. The Company uses accelerated depreciation for federal income tax purposes. Also, the Company had approximately $137,000 of tax credit carryforwards expiring from 1996 to 2001. The Company utilized $157,647 of deferred tax benefit in 1996 attributable to the application of the net operating loss carryforward current taxable income. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards which may be utilized if there are substantial changes in the ownership of the Company.

  SFAS 109 requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized". It further states that "formimg a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years". The ultimate realization of this deferred income tax asset depends upon the ability to generate sufficient taxable income in the future.

  There was a 100% valuation allowance for the years ended July 31, 1996 and 1995.

6. RELATED PARTY TRANSACTIONS

  In 1981 the Company purchased from various stockholders certain technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $5,784 and $6,557 are included in other assets at July 31, 1996 and 1995. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

  In March 1996, two Directors converted promissory notes of $10,000 and $90,000 into 176,933 and 1,604,341 shares, respectively. Also in March, an officer of the Company converted unreimbursed expenses of $6,000 into 100,000 shares of stock.

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                      NOTES TO FINANCIAL STATEMENTS, CONT.

7. LEASES

  The Company entered into a lease agreement for office and manufacturing space. The lease is for an initial three year period, with two three year options to renew the lease at then market prices. Lease expense for 1996 and 1995 was $71,634 and $111,198, respectively.

  Future minimum payments, by fiscal year and in the aggregate for leases of office and manufacturing space and equipment consist of the following.

        1997.......................................................... $104,258
        1998..........................................................   96,990
        1999..........................................................   17,906
                                                                       --------
          Total minimum lease payments................................ $219,154
                                                                       ========

8. RESEARCH AND DEVELOPMENT GRANT

  In February 1996, the Company and other consortium members were awarded a grant from the U. S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. Total funding for this program will be $7,660,000 over a three year period with NIST contributing 49% or $3,753,000 of the total. The objective of the program is to develop scanning technology that is capable of scanning 100 times faster than current systems. The Company is the project leader of a consortium that includes General Motors, General Electric, and EG&G. The Company has sole commercialization rights, except for medical applications, for the new technology. For approximately 30 advanced detector panels that will be produced by the consortium, the Company has agreed to reimburse General Electric for their costs not reimbursed by NIST approximating $1,526,000 over a three year period. The Company will invest an additional $1,219,000 in the project. During 1996, the Company incurred $87,186 under the project net of reimbursement from NIST.

9. SALE OF BUILDING AND LAND

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

  Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Information concerning the Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 12, 1996. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION

  Information concerning the Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 12, 1996. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 12, 1996. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on December 12, 1996. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                           PAGE
                                                                           ----
1. Financial Statements:
  Report of Independent Accountants.......................................  13
  Balance Sheet, July 31, 1996............................................  14
  Statement of Income, Years Ended July 31, 1996 and 1995.................
  Statement of Changes in Stockholders' Equity, Years Ended July 31, 1996
   and 1995...............................................................  17
  Statement of Cash Flows, Years Ended July 31, 1996 and 1995.............  18
  Notes to Financial Statements...........................................  21

2. Exhibits:

                                   PAGE NUMBER IF           INCORPORATED BY
 NUMBER        DESCRIPTION          FILED HEREIN             REFERENCE TO
 ------        -----------         -------------- -----------------------------------
  3.1   Restated Articles of                         Exhibit 3.1 to the Registration
         Incorporation                                Statement on Form S-18 effective
                                                      March 5, 1985 (File No. 2-94269-
                                                      FW)
  3.1A  Amendment to Articles of                     Exhibit 3.1A to the Annual Report
         Incorporation                                on Form 10-K for the Fiscal Year
                                                      Ended July 31, 1991
  3.2   By-laws                                      Exhibit 3.2 to the Registration
                                                      Statement on Form S-18 effective
                                                      March 5, 1985 (File No. 2-94269-
                                                      FW)
  3.2A  Amendment to By-laws                         Exhibit 3.2A to the Annual Report
                                                      on Form 10-K for the Fiscal Year
                                                      Ended July 31, 1991
  4.1   Form of Common Stock                         Exhibit 4.1 to the Registration
         Certificate                                  Statement on Form S-18 effective
                                                      March 5, 1985 (File No. 2-94269-
                                                      FW)
 10.8   Form of Employee                             Exhibit 10.10 to the Registration
         Agreement (Non-                              Statement on Form S-1 effective
         Disclosure)                                  September 9, 1986 (File
                                                      No. 33-6220)
 10.9   1983 Incentive Stock                         Exhibit 10.18 to the Registration
         Option Plan                                  Statement on Form S-18 effective
                                                      March 5, 1985 (File No. 2-94269-
                                                      FW)
 10.10  Letter agreements dated                      Exhibit 10.14 to the Company's
         November 20, 1987 and                        Annual Report on Form 10-K for
         October 7, 1988 between                      the fiscal year ended July 31, 1988
         the Registrant and
         Bethlehem Steel
         Corporation for the
         development and sale of
         a tomographic system.
         Portions of these
         letter contracts have
         been omitted and filed
         separately with the
         Commission together
         with an application for
         confidential treatment
 10.11  1990 Incentive Stock                         Exhibit A to Proxy Statement for
         Option Plan                                  1990 Annual Meeting of
                                                      Shareholders filed October 29,
                                                      1990
 10.12  Mutual License Agreement                     Exhibit 10.12 to the Company's
         dated May 5, 1993                            Annual Report on Form 10-KSB for
         between the Registrant                       the fiscal year ended July 31,
         and Bethlehem Steel                          1995
         Corporation
 10.13  Frost National Bank                          Exhibit 10.13 to the Company's
         letter dated October                         Annual Report on Form 10-KSB for
         25, 1995 regarding Term                      the fiscal year ended July 31,
         Note                                         1995

                                   PAGE NUMBER IF        INCORPORATED BY
 NUMBER        DESCRIPTION          FILED HEREIN          REFERENCE TO
 ------        -----------         -------------- ----------------------------
 10.14  Notes dated May 8, 1995,                  Exhibit 10.14 to the
         May 31, 1995 and June                     Company's Annual Report on
         16, 1995 in the                           Form 10-KSB for the fiscal
         principal amounts of                      year ended July 31, 1995
         $50,000, $30,000 and
         $10,000 respectively,
         all payable by
         Registrant to Mr.
         Howard L. Burris, Jr.
 10.15  Note dated June 5, 1996,        --                     N/A
         in the principal amount
         of $25,000 payable to
         Thomas Prud'homme
 10.16  Note dated July 12,             --                     N/A
         1996, in the principal
         amount of $233,608.70
         payable to Ulster
         Investments, Ltd. and
         related loan documents
 10.17  Volumetric Computed             --                     N/A
         Tomography Consortium
         Collaboration Agreement
         dated December 1995
 10.18  Volumetric Computed             --                     N/A
         Tomography Consortium
         Commercialization
         Agreement dated
         December 1995
 10.19  U.S. Department of              --                     N/A
         Commerce National
         Institute of Standards
         and Technology (NIST)
         Financial Assistance
         Award dated January 19,
         1996
 10.20  Line of Credit dated            --                     N/A
         June 15, 1996 with
         Wells Fargo HSBC Trade
         Bank, N.A.
 10.21  Note dated January 25,          --                     N/A
         1996 to Jenkens &
         Gilchrist, P.C. in the
         principal amount of
         $52,000
 24.1   Consent of Independent          --                     N/A
         Accountants
 25.1   Power of Attorney               --                     N/A

(b) Reports on Form 8-K.

  None filed during the last quarter of the period.

(c) Exhibits.

  The exhibits described in Item 13(a)(2), above, and identified as being filed herewith, are filed as a part of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D), THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-KSB, ANNUAL REPORT, FOR THE YEAR ENDING JULY 31, 1996, TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF AUSTIN, AND STATE OF TEXAS, ON THE 28TH DAY OF OCTOBER, 1996.

                                          Scientific Measurement Systems, Inc.

       By: /s/ Dr. Larry Secrest                  /s/ Gary S. Kofnovec
_____________________________________     _____________________________________
          Dr. Larry Secrest,              Gary S. Kofnovec Chief Financial and
     President and Chief Executive                 Accounting Officer
                Officer

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

  KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Larry Secrest his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Scientific Measurements Systems, Inc. Form 10-KSB, Annual Report, for year ending July 31, 1996, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

        /s/ Dr. Larry Secrest           President and Chief      October 28,
-------------------------------------    Executive Officer           1996
          DR. LARRY SECREST

        /s/ Gary S. Kofnovec            Chief Financial and      October 28,
-------------------------------------    Accounting Officer          1996
          GARY S. KOFNOVEC

        /s/ Howard L. Burris            Director                 October 28,
-------------------------------------                                1996
          HOWARD L. BURRIS

       /s/ Douglas G. Chaffin           Director                 October 28,
-------------------------------------                                1996
         DOUGLAS G. CHAFFIN

              SIGNATURE                         TITLE                DATE

      /s/ Dr. Norman Hackerman          Director                 October 28,
-------------------------------------                                1996
        DR. NORMAN HACKERMAN

        /s/ Burton W. Kanter            Director                 October 28,
-------------------------------------                                1996
          BURTON W. KANTER

         /s/ James W. Kenney            Director                 October 28,
-------------------------------------                                1996
           JAMES W. KENNEY

        /s/ Phillips A. Moore           Director                 October 28,
-------------------------------------                                1996
          PHILLIPS A. MOORE

      /s/ Dr. Thomas Prud'homme         Director                 October 28,
-------------------------------------                                1996
        DR. THOMAS PRUD'HOMME

        /s/ Nancy R. Woodward           Director                 October 28,
-------------------------------------                                1996
          NANCY R. WOODWARD