Form 10QSB
period 1996-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1996-12-16
CIK 87814

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                      OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to. . . . . . . . . . . .

For the Quarter Ended October 31, 1996            Commission file number 0-14100


                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
              (Exact name of Registrant as specified in charter)

                                                      74-2048763
                TEXAS                              (I.R.S. Employer
     (State or other jurisdiction of              Identification No.)
      incorporation or organization)
                                                         78758
   2210 Denton Drive, Suite  106, Austin, Texas       (Zip Code)
    (Address of principal executive offices)


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

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                               Shares Outstanding as of
            Title of Class                         December 2, 1996
            --------------                         ----------------
$0.05 Par Value Common Stock                        20,451,940

Transitional Small Business Disclosure Format (check one):  Yes    No X
===============================================================================

                                     INDEX



Part I - Financial Information
------------------------------


Item 1:   Financial Statements (Unaudited):

                    Condensed Balance Sheet:
                     October 31, 1996 and July 31, 1996................... 3

                    Condensed Statement of Operations:
                     Three Months Ended October 31, 1996 and 1995......... 4

                    Statement of Cash Flows:
                     Three Months Ended October 31, 1996 and 1995......... 5

                    Notes to Condensed Financial Statements............... 6

Item 2:   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 7


Part II - Other Financial Information
-------------------------------------

Items 1 - 6..............................................................  9

Signatures............................................................... 10


                            Condensed Balance Sheet
                                 (In thousands)


                                                         October 31,   July 31,
                                                             1996        1996
                                                         ------------  ---------
                                                         (Unaudited)
               ASSETS
Current assets:
  Cash.............................................          $   117    $    45
  Trade accounts receivable, net...................              152        306
  Research Grant Receivables.......................              221        247
  Costs and earned profits on long-term............
  contracts in excess of related billings..........            1,441        809
  Inventory........................................               14         14
  Prepaid expenses.................................               97         84
                                                             -------    -------
     Total current assets..........................            2,042      1,505

  Property and equipment, net......................               67         28

  Scanning equipment, net..........................              226        170
  Other assets, net................................               84         85
                                                             -------    -------
                                                             $ 2,419    $ 1,788
                                                             =======    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts...................          $   445    $   293
  Accrued commissions..............................              102         57
  Accounts payable and accrued expenses............            1,106        766
  Notes payable....................................              760        470
                                                             -------    -------
      Total current liabilities....................            2,413      1,586
                                                             -------    -------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
 shares authorized; issued and outstanding
   17,277,155 and 16,584,007, respectively.........              854        829
  Additional paid-in capital.......................            8,393      8,340
  Accumulated deficit..............................           (9,241)    (8,967)
                                                             -------    -------
      Total stockholders' equity...................                6        202
                                                             -------    -------
                                                             $ 2,419    $ 1,788
                                                             =======    =======



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                       Condensed Statement of Operations
                   ($000 except share and per share amounts)
                                  (Unaudited)

                                       Three Months   Three Months
                                           Ended          Ended
                                        October 31,    October 31,
                                           1996           1995
                                       -------------  -------------
Contract revenues:
 Tomographic system sales............       $   854        $   382
 Service contracts and upgrades......           203            293
                                            -------        -------
  Total revenues.....................         1,057            675

Direct contract costs................           948            363
                                            -------        -------
Gross profit.........................           109            312
                                            -------        -------

Operating costs:
 Marketing...........................           144             51
 General and administrative..........           221             88
                                            -------        -------
  Total operating costs..............           365            139
                                            -------        -------
Income (loss) from operations.......           (256)           173
                                            -------        -------
Other expense (income):
 Interest expense....................            19              4
 Interest and other income...........             0             (1)
                                            -------        -------
   Other - net.......................            19              3
                                            -------        -------

Net income (loss)...................        $ ( 275)       $   170
                                            =======        =======
Weighted average shares outstanding          16,930         15,309
                                            =======        -------
Net income (loss) per share                 $( 0.02)         $0.01
                                            =======        =======



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                 Statement of Cash Flows
                  Three Months Ended October 31, 1996 and 1995
                                 (In thousands)
                                  (Unaudited)


                                                                      1996           1995
                                                                     ------         ------
Operating activities:
 Net income (loss)....................................             $   (275)      $    170
 Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation and amortization.......................                   14             14
  Changes in operating assets and liabilities:
   Trade accounts receivable..........................                  181             48
   Costs and earned profits on long-term
    contracts in excess of related billings...........                 (702)          (268)
   Prepaid expenses and other current assets..........                  (14)           (26)
   Other assets.......................................                    0             (8)
   Accounts payable and accrued expenses..............                  346            (13)
   Billings in excess of related costs
    and earned profits on long-term contracts.........                  223            195
                                                                    -------        -------

 Net cash flows provided by (used in) operating
  activities..........................................                 (227)           112
                                                                    -------        -------
Investing activities:
 Capital expenditures.................................                 (108)            (8)
                                                                    -------        -------

 Net cash flows used in investing activities..........                 (108)            (8)
                                                                    -------        -------
Financing activities:
 Proceeds from Issuance of Common Stock...............                   78              0
 Borrowings under line of credit......................                  329              0
 Repayments under line of credit......................                    0              0
 Principal payments on long-term debt.................                    0              0
                                                                    -------        -------


  Net cash flows from financing activities............                  407              0
                                                                    -------        -------

Net increase in cash and cash equivalents.............                   72            104

Cash and cash equivalents at beginning of period......                   45             25
                                                                    -------        -------

Cash and cash equivalents at end of period............              $   117        $   129
                                                                    =======        =======

The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996 as filed with the Securities and Exchange Commission.

     Even though the Company is currently in a negative net working capital position, management believes that the Company has the ability to meet its known cash requirements during the fiscal year ending July 31, 1997 based on additional equity received in November and December of 1996 as further described in Note 3.

2.   RELATED PARTY TRANSACTION.

     On October 31, 1996 the Company issued 500,000 shares of common stock to a director in exchange for an SMS Scanner Model 101B. Such scanner is recorded in the accompanying balance sheet at the director's basis of $65,000 as required by generally accepted accounting principles.

3.   SUBSEQUENT EVENT.

     In November and December of 1996 the Company completed a Regulation S offering of its common stock. The Company received net proceeds of $1,081,260 for 1,960,732 shares of its common stock.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                   Three Months Ended October 31,
                                 ---------------------------------------------------------------
                                               1996                           1995
                                 -------------------------------  ------------------------------
                                   Dollar    % of      % Change    Dollar    % of      % Change
                                   Amount    Total    from Prior   Amount    Total    from Prior
                                   (000s)   Revenue      Year      (000s)   Revenue      Year
                                   ------   -------   ----------   ------   -------   ----------
Contract revenues:
 System sales..................    $  854     80.8%      173.6%    $  382     56.6%      198.4%
 Service contracts and upgrades       203     19.2%       69.3%       293     43.4%        7.7%
                                   ------    ------     -------    ------    ------     -------
   Total revenues..............     1,057    100.0%       56.6%       675    100.0%       68.8%

Contract costs.................       948     89.7%      161.2%       363     53.8%       19.0%
                                   ------    ------     -------    ------    ------     -------

Gross profit...................       109      10.3%      34.9%       312     46.2%      228.4%
                                   ------    -------    -------    ------    ------     -------

Operating costs:
 Marketing.....................       144      13.6%     182.4%        51      7.6%      -44.0%
 General and administrative....       221      20.9%     165.1%        88     13.0%      -41.9%
                                   ------    -------    -------    ------    ------     -------
  Total operating costs........       365      34.5%     162.6%       139     20.6%      -46.1%
                                   ------    -------    -------    ------    ------     -------
Income (loss) from operations..      (256)    -24.2%     148.0%       173     25.6%          NM
                                   ------    -------    -------    ------    ------     -------
Other (income) expense:
 Interest expense..............        19       1.8%     375.0%         4      0.6%      -66.7%
 Interest and other income.....         0       0.0%      NM           (1)    -0.2%      -50.0%
     Other - net...............        19       1.8%     533.3%         3      0.4%      -83.3%
                                   ------    -------    -------    ------    ------     -------

Net income (loss)..............    $ (275)    -26.0%    -161.8%    $  170     25.2%          NM
                                   ======    =======   ========    ======    ======     =======

------------------

NM - Not meaningful


Results of Operations

First quarter total contract revenue grew from $675,000 in fiscal 1996 to $1,057,000 in fiscal 1997, a 57% increase. Revenue from system sales was the main cause of this increase. Increased orders for the Company's product generated in fiscal 1996 prompted the growth in system sales.

Gross Profit as a percentage of revenues decreased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 because of a non-recurring $75,000 software upgrade sale with little associated direct costs in fiscal 1996 and because of significant increases in total estimated costs on one system contract in fiscal 1997.

Total operating costs as a percentage of revenues increased from 21% in first quarter of fiscal 1996 compared to 34% in the first quarter of fiscal 1997. Marketing costs increased primarily from commissions to external representatives and travel expenses incurred. General and administrative expenses increased primarily for salary expenses incurred in anticipation of much higher revenue levels.


--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of October 31, 1996 the Company had negative net working capital of $371,000 compared to negative net working capital of $81,000 at July 31, 1996. Such increase resulted primarily from the first quarter net loss.

As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. Because of such additional equity capital, substantial completion of the loss contract previously discussed, and backlog at October 31, 1996 of approximately $2.5 million, management believes that the Company has the ability to meet its cash requirements during fiscal year 1997.

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



                                 SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                 By:
                                       --------------------------------------
                                       Gary S. Kofnovec, Executive Vice
                                       President, Chief Financial Officer,
                                       Secretary, and Treasurer


December 13, 1996