Form 10KSB/A
period 1996-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1997-02-28
CIK 87814

   As filed with the Securities and Exchange Commission on February 28, 1997.

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-KSB/A NO. 1

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1996

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

            None                                   Not Applicable

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

================================================================================

     Scientific Measurement Systems, Inc. ("Company") hereby amends its Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996 with respect to the item set forth below. Exhibit 27, Financial Data Schedule, was omitted from the original filing and is filed herein.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-K

     Exhibit 27  Financial Data Schedule...................................   4

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-KSB, Annual Report, for the year ending July 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized, the 26th day of February, 1997.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

By:  /s/ Larry Secrest                      /s/ Gary S. Kofnovec
   ------------------------------------     ------------------------------------
   Dr. Larry Secrest, President             Gary S. Kofnovec, Chief Financial
                                            and Accounting Officer

    Signature                  Title                    Date
    ---------                  -----                    ----

/s/ Larry Secrest         President and            February 26, 1997
------------------------  Chief Executive Officer  -----------------
Dr. Larry Secrest


/s/ Gary S. Kofnovec      Chief Financial and      February 26, 1997
------------------------  Accounting Officer       -----------------
Gary S. Kofnovec


          *               Director                 February 26, 1997
------------------------                           -----------------
Howard L. Burris


          *               Director                 February 26, 1997
------------------------                           -----------------
Douglas G. Chaffin


          *               Director                 February 26, 1997
------------------------                           -----------------
Dr. Norman Hackerman


          *               Director                 February 26, 1997
------------------------                           -----------------
Burton W. Kanter


          *               Director                 February 26, 1997
------------------------                           -----------------
James W. Kenney


          *               Director                 February 26, 1997
------------------------                           -----------------
Phillips A. Moore


          *               Director                 February 26, 1997
------------------------                           -----------------
Dr. Thomas Prud'homme


          *               Director                 February 26, 1997
------------------------                           -----------------
Nancy Woodward


*By: /s/ Larry Secrest
     -----------------------
     Dr. Larry Secrest,
     Attorney-in-Fact