Form 10QSB
period 1997-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1997-03-17
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ....................... TO ......................

FOR THE QUARTER ENDED JANUARY 31, 1997            COMMISSION FILE NUMBER 0-14100


                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                                                 74-2048763
             TEXAS                                            (I.R.S. EMPLOYER
(STATE OR OTHER JURISDICTION OF                              IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
                                                                    78758
2210 DENTON DRIVE, SUITE 106, AUSTIN, TEXAS                      (ZIP CODE)

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (512) 837-4712


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

          The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                        SHARES OUTSTANDING AS OF
TITLE OF CLASS                                              JANUARY 29, 1997
--------------                                              ----------------
$0.05 Par Value Common Stock                                   20,958,947

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---
================================================================================

                                     INDEX

Part I - Financial Information
------------------------------

Item 1:   Financial Statements (Unaudited):

          Condensed Balance Sheet:
            January 31, 1997 and July 31, 1996...............................  3

          Condensed Statement of Operations:
            Three and Six Months Ended January 31, 1997 and 1996.............  4

          Statement of Cash Flows:
            Six Months Ended January 31, 1997 and 1996.......................  5

          Notes to Condensed Financial Statements............................  6

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................  7

Part II - Other Financial Information
-------------------------------------

Items 1 - 6.................................................................. 10

Signatures................................................................... 11

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                            Condensed Balance Sheet
                                (In thousands)


                                                         January 31,   July 31,
                                                             1997        1996
                                                         -----------   --------
                                                         (Unaudited)
                      ASSETS
Current assets:

  Cash................................................       $   513    $    45
  Trade accounts receivable, net......................         1,573        306
  Research Grant Receivables..........................           299        247
  Costs and earned profits on long-term
  contracts in excess of related billings.............           289        809
  Inventory...........................................            14         14
  Prepaid expenses....................................            80         84
                                                             -------    -------
     Total current assets.............................         2,768      1,505

Property and equipment, net...........................            90         28

Scanning equipment, net...............................           216        170

Other assets, net.....................................           135         85
                                                             -------    -------
                                                             $ 3,209    $ 1,788
                                                             =======    =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts......................       $   436    $   293
  Accrued commissions.................................           100         57
  Accounts payable and accrued expenses...............           900        766
  Notes payable.......................................           700        470
                                                             -------    -------
     Total current liabilities........................         2,136      1,586
                                                             -------    -------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
shares authorized; issued and outstanding
  20,958,947 and 16,584,007, respectively.............         1,047        829
  Additional paid-in capital..........................         9,280      8,340
  Accumulated deficit.................................        (9,254)    (8,967)
     Total stockholders' equity.......................       -------    -------
                                                               1,073        202
                                                             -------    -------
                                                             $ 3,209    $ 1,788
                                                             =======    =======




The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                       Condensed Statement of Operations
                        ($000 except per share amounts)
                                  (Unaudited)

                                        Three Months Ended     Six Months Ended
                                           January 31,            January 31,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Contract revenues:
  System sales.......................   $   868    $   591    $ 1,722    $   973
  Service contracts and upgrades.....       292        245        496        538
                                        -------    -------    -------    -------
   Total revenues....................     1,160        836      2,218      1,511

Contract costs.......................       970        581      1,918        944
                                        -------    -------    -------    -------

Gross profit.........................       190        255        300        567
                                        -------    -------    -------    -------

Operating costs:
  Marketing..........................        80         86        224        137
  General and administrative.........       108        113        330        201
                                        -------    -------    -------    -------

  Total operating costs..............       188        199        554        338
                                        -------    -------    -------    -------

Income (loss) from operations........         2         56       (254)       229
                                        -------     ------    -------    -------

Other expense (income):
  Interest expense...................        15          3         34          7
  Interest and other income..........         0         (4)         0         (5)
                                        -------    -------    -------    -------
   Other - net.......................        15          1         34          2
                                        -------    -------    -------    -------

Net income (loss)....................   $   (13)   $    57    $  (288)   $   227
                                        -------    =======    =======    =======

Weighted average shares outstanding..    20,705     13,030     20,705     13,030
                                        =======    =======    =======    =======

Net income (loss) per share..........   $     0    $     0    $( 0.01)     $0.02
                                        =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                            Statement of Cash Flows
                  Six Months Ended January 31, 1997 and 1996
                                (In thousands)
                                  (Unaudited)


                                                                  1997     1996
                                                                --------  ------
Operating activities:
  Net income (loss)...........................................  $  (288)  $ 227
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization............................       32      28
     Changes in operating assets and liabilities:
       Trade accounts receivable..............................   (1,318)    (45)
       Costs and earned profits on long-term
        contracts in excess of related billings...............      449    (101)
       Prepaid expenses.......................................        3     (14)
       Other assets...........................................      (55)     (9)
       Accounts payable and accrued expenses..................      138      28
       Billings in excess of related costs
        and earned profits on long-term contracts.............      213     (91)
                                                                -------   -----
  Net cash flows provided by (used in) operating
   activities.................................................     (826)     23
                                                                -------   -----
Investing activities:
  Capital expenditures........................................     (134)    (12)
                                                                -------   -----
   Net cash flows used in investing activities................     (134)    (12)
                                                                -------   -----
Financing activities:
  Proceeds from issuance of common stock......................    1,041       0
  Proceeds from exercise of stock options.....................      118       0
  Borrowings under line of credit.............................      528       0
  Repayments on borrowing from private sources................     (259)      0
                                                                -------   -----

   Net cash flows provided by financing activities............    1,428       0
                                                                -------   -----

Net increase in cash and cash equivalents.....................      468      11

Cash and cash equivalents at beginning of period..............       45      25
                                                                -------   -----

Cash and cash equivalents at end of period....................  $   513   $  36
                                                                =======   =====

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

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

2.   RELATED PARTY TRANSACTION.

     On October 31, 1996 the Company issued 500,000 shares of its common stock to a director in exchange for an SMS Scanner Model 101B. Such scanner is recorded in the accompanying balance sheet at the director's basis of $65,000 as required by generally accepted accounting principles.

3.   COMMON STOCK OFFERING

     In November and December of 1996 the Company completed an offering of its common stock. The Company received net proceeds of $1,081,260 for 1,960,732 shares of its common stock.


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                        THREE MONTHS ENDED JANUARY 31
                                    ------------------------------------------------------------------------
                                                   1997                                  1996
                                    -----------------------------------   ----------------------------------
                                     Dollar        % of       % Change     Dollar        % of      % Change
                                     Amount       Total      from Prior    Amount       Total     from Prior
                                     (000s)      Revenue        Year       (000s)      Revenue       Year
                                    --------     -------     ----------   --------     -------    ----------
Contract revenues:
  System sales......................  $  868       74.8%          46.9%       $591       70.7%        400.9%
  Service contracts and upgrades....     292       25.2%          19.2%        245       29.3%         26.3%
                                      ------      -----         ------        ----      -----         -----
     Total revenues.................   1,160      100.0%          38.8%        836      100.0%        168.0%

Contract costs......................     970       83.6%          67.0%        581       69.5%        120.1%
                                      ------      -----         ------        ----      -----         -----

Gross profit........................     190       16.4%         (25.5%)       255       30.5%        431.3%
                                      ------      -----         ------        ----      -----         -----

Operating costs
  Marketing.........................      80        6.9%          (7.0%)        86       10.3%         72.0%
  General and administrative........     108        9.3%          (4.48)       113       13.5%          8.7%
                                      ------      -----         ------        ----      -----         -----

     Total operating costs..........     188       16.2%          (5.5%)       199       23.8%         17.8%
                                      ------      -----         ------        ----      -----         -----

Income from operations..............       2         .2%            NM          56        6.7%           NM
                                      ------      -----         ------        ----      -----         -----

Other (income) expense:
  Interest expense..................      15        1.3%            NM           3        0.4%        200.0%
  Interest and other income.........       0        0.0%            NM          (4)      (0.5%)          NM
                                      ------      -----         ------        ----      -----         -----
     Other - net....................      15        1.3%            NM          (1)       0.1%           NM
                                      ------      -----         ------        ----      -----         -----

Net income (loss)...................  $  (13)      (1.1%)       (122.8%)      $ 57        6.8%           NM
                                      ======      =====         ======        ====      =====         =====

     NM - Not meaningful
--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

                                                  SIX MONTHS ENDED JANUARY 31,
                                 ---------------------------------------------------------------
                                             1997                            1996
                                 -------------------------------  ------------------------------
                                  Dollar     % of      % Change   Dollar     % of      % Change
                                  Amount    Total     from Prior  Amount    Total     from Prior
                                  (000s)   Revenue       Year     (000s)   Revenue       Year
                                  ------   -------    ----------  ------   -------    ----------

System sales..................... $1,722      77.6%       77.0%   $  973      64.4%      297.1%
Service contracts and upgrades...    496      22.4%       (7.8%)     538      35.6%       15.2%
                                  ------     -----       -----    ------     -----       -----
           Total revenues........  2,218     100.0%       46.8%    1,511     100.0%      112.2%

Contract costs...................  1,918      86.5%      103.2%      944      62.5%       65.9%
Contract revenues:
    Gross profit.................    300      13.5%      (47.1%)     567      37.5%      296.5%
                                  ------     -----       -----    ------     -----       -----

Operating costs:
    Marketing....................    224      10.1%       63.5%      137       9.1%       (2.8%)
    General and  administrative..    330      14.8%       64.2%      201      13.3%         NM
                                  ------     -----       -----    ------     -----       -----
    Total operating costs........    554      25.0%       63.9%      338      22.4%      (21.0%)
                                  ------     -----       -----    ------     -----       -----

Income  (loss) from operations...   (254)    (11.5%)        NM       229      15.2%         NM
                                  ------     -----       -----    ------     -----       -----

Other (Income) Expenses:
    Interest Expenses............     34       1.5%         NM         7       0.5%      (75.0%)
    Interest and Other Income....      0       0.0%         NM        (5)     (0.3%)     (72.2%)
                                  ------     -----       -----    ------     -----       -----
           Other - Net...........     34       1.5%         NM         2       0.1%      (88.9%)
                                  ------     -----       -----    ------     -----       -----

Net Income (loss)................ $ (288)    (13.0%)        NM    $  227      15.0%         NM
                                  ======     =====       =====    ======     =====       =====

NM - Not Meaningful
===================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Second quarter total contract revenue grew 39% to $1,160,000 in fiscal 1997 from $836,000 in fiscal 1996 . For the six months ended January 31, 1997, total contract revenue grew 47% to $2,218,000 from $1,511,000 in fiscal 1996. Revenue from system sales was the main cause of this increase. Increased orders for the Company's product generated in fiscal 1996 prompted the growth in system sales.

Gross Profit as a percentage of revenues decreased for both the three and six-month periods ended January 31, 1997 as compared to the same periods of fiscal 1996 because of a non-recurring $75,000 software upgrade sale with little associated direct costs in fiscal 1996 and because of significant increases in total estimated costs on one system contract in fiscal 1997.

Second quarter total operating costs as a percentage of revenues decreased from 24% in second quarter of fiscal 1996 compared to 16% in second quarter of fiscal 1997. For the six-month period, total operating costs as a percentage of revenues increased from 22% in the first six months of fiscal 1996 compared to 25% in the first six months of fiscal 1997. Marketing costs increased primarily from commissions to external representatives and travel expenses incurred. General and administrative expenses increased primarily for salary expenses incurred in anticipation of much higher revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997 the Company had positive net working capital of $632,000 compared to negative net working capital of $81,000 at July 31, 1996.

As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. Because of such additional equity capital, management believes that the Company has the ability to meet its cash requirements during fiscal year 1997.


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be contemplated by governmental authorities or others.

Item 2 - Changes in Securities

On December 20, 1996, the Company's board of directors approved the grant to certain officers of the Company of options to acquire an aggregate of 700,000 shares of the Company's common stock. All of the options vest ratably over a three year period beginning upon the next anniversary date of the officer's employment with the Company after the date of grant, and may be exercised after vesting at a price of $0.91 per share until the termination of the option agreement which will occur upon the earlier of the date that is seven years from the date that all options covered by such agreement have vested, and 90 days after the officer's employment with the Company has been terminated. The grant of these options is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3 - Defaults Upon Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

   a)   Exhibits - None

   b)   Reports on  Form 8-K

On November 13, 1996 and December 3, 1996, the Company filed reports on Form 8-K to report the sale by the Company in November of 1,365,573 shares of its common stock to three investors and in December of 595,159 shares of its common stock to two investors pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended. Financial statements were not included in these reports.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                        By:    /s/ Gary S. Kofnovec
                               -------------------------------------------------
                               Gary S. Kofnovec, Executive Vice President,
                               Chief Financial Officer, Secretary, and Treasurer


March 17, 1997