Form 10QSB/A
period 1997-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1997-04-07
CIK 87814

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                                     INDEX



Part I - Financial Information
------------------------------


Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................     3


Part II - Other Financial Information
-------------------------------------

Item 6.................................................................    6

Signatures.............................................................    7

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

          The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                          THREE MONTHS ENDED JANUARY 31
                                      ----------------------------------------------------------------------
                                                   1997                                1996
                                      ----------------------------------    --------------------------------
                                       Dollar       % of       % Change     Dollar     % of       % Change
                                       Amount      Total      from Prior    Amount     Total    from Prior
                                      (000s)      Revenue        Year       (000s )   Revenue       Year
                                      -------     -------    -----------    -------   -------   -----------
Contract revenues:
  System sales.....................   $  868       74.8%          46.9%     $591      70.7%         400.9%
  Service contracts and upgrades...      292       25.2%          19.2%      245      29.3%          26.3%
                                      ------      -----         ------      ----     -----          -----
   Total revenues..................    1,160      100.0%          38.8%      836     100.0%         168.0%

Contract costs.....................      970       83.6%          67.0%      581      69.5%         120.1%
                                      ------      -----         ------      ----     -----          -----

Gross profit.......................      190       16.4%         (25.5%)     255      30.5%         431.3%
                                      ------      -----         ------      ----     -----          -----

Operating costs
  Marketing........................       80        6.9%          (7.0%)      86      10.3%          72.0%
  General and administrative.......      108        9.3%           4.4%      113      13.5%           8.7%
                                      ------      -----         ------      ----     -----          -----

     Total operating costs.........      188       16.2%          (5.5%)     199      23.8%          17.8%
                                      ------      -----         ------      ----     -----          -----

Income from operations.............        2         .2%            NM        56       6.7%            NM
                                      ------      -----         ------      ----     -----          -----

Other (income) expense:
  Interest expense..................      15        1.3%            NM         3       0.4%         200.0%
  Interest and other income.........       0        0.0%            NM        (4)     (0.5%)           NM
                                      ------      -----         ------      ----     -----          -----
     Other - net....................      15        1.3%            NM        (1)      0.1%            NM
                                      ------      -----         ------      ----     -----          -----

Net income (loss)...................  $  (13)      (1.1%)       (122.8%)    $ 57       6.8%            NM
                                      ======      =====         ======      ====     =====          =====


NM - Not meaningful
===================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).




                                                  SIX MONTHS ENDED JANUARY 31,
                                 ---------------------------------------------------------------
                                              1997                             1996
                                 -------------------------------  ------------------------------
                                  Dollar      % of     % Change    Dollar    % of     % Change
                                  Amount     Total      Prior      Amount    Total      Prior
                                  (000s)    Revenue      Year     (000s)    Revenue      Year
                                 --------  ---------  ----------  -------  ---------  ----------
System sales.................     $1,722      77.6%       77.0%   $  973      64.4%      297.1%
Service contracts and
 upgrades....................        496      22.4%       (7.8%)     538      35.6%       15.2%
                                  ------     -----       -----    ------     -----       -----
           Total revenues....      2,218     100.0%       46.8%    1,511     100.0%      112.2%
                                  ======     =====       =====    ======     =====       =====

Contract costs...............      1,918      86.5%      103.2%      944      62.5%       65.9%
                                  ------     -----       -----    ------     -----       -----
Contract revenues:
    Gross profit.............        300      13.5%      (47.1%)     567      37.5%      296.5%
                                  ------     -----       -----    ------     -----       -----

Operating costs:
    Marketing.................       224      10.1%       63.5%      137       9.1%       (2.8%)
    General and
     administrative...........       330      14.9%       64.2%      201      13.3%         NM
                                  ------     -----       -----    ------     -----       -----

    Total operating costs.....       554      25.0%       63.9%      338      22.4%      (21.0%)
                                  ------     -----       -----    ------     -----       -----

Income (loss) from
 operations....................     (254)    (11.5%)        NM       229      15.2%         NM
                                  ------     -----       -----    ------     -----       -----

Other (Income) Expenses:
    Interest Expenses..........       34       1.5%         NM         7       0.5%      (75.0%)
    Interest and Other Income..        0       0.0%         NM        (5)     (0.3%)     (72.2%)
                                  ------     -----       -----    ------     -----       -----

          Other - Net..........       34       1.5%         NM         2       0.1%      (88.9%)
                                  ------     -----       -----    ------     -----       -----

Net Income (loss)..............   $ (288)    (13.0%)        NM    $  227      15.0%         NM
                                  ======     =====       =====    ======     =====       =====


NM - Not Meaningful
===================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Second quarter total contract revenue grew 39% to $1,160,000 in fiscal 1997 from $836,000 in fiscal 1996. For the six months ended January 31, 1997, total contract revenue grew 47% to $2,218,000 from $1,511,000 in fiscal 1996. Revenue from system sales was the main cause of this increase. Increased orders for the Company's product generated in fiscal 1996 prompted the growth in system sales.

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

As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. Because of such additional equity capital, management believes that the Company has the ability to meet its cash requirements during fiscal year 1997. The Company's liquidity position thereafter is dependent upon the outcome of further cash-generating activities, such as raising additional debt or equity capital, or generating revenues and cash receipts through system sales and scanning services to supplement its backlog as of January 31, 1997 of $1.3 million. There is no assurance that the Company can successfully complete any such activity, and the failure to do so over approximately the next six months could have a material adverse effect on the Company's financial position.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     a) Exhibits - Regulation S Distribution Agreement dated October 31, 1996 between the Company and Berkshire International Finance, Inc., a Delaware corporation.

     b)   Reports on Form 8-K.

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



                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                By:  /s/ Gary S. Kofnovec
                                   ----------------------------------
                                     Gary S. Kofnovec, Executive Vice President,
                                     Chief Financial Officer, Secretary,
                                     and Treasurer


April 7, 1997

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                                 EXHIBIT INDEX



Exhibit No.    Description of Exhibit
-----------    ----------------------

  10.22 Regulation S Distribution Agreement dated October 31, 1996 between the Company and Berkshire International Finance, Inc., a Delaware corporation.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                          UNDERTAKING AS TO SCHEDULES


     Registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.