Form 10QSB
period 1997-04-30
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1997-06-16
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
                                      OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM.....................TO...........................

FOR THE QUARTER ENDED APRIL 30, 1997              COMMISSION FILE NUMBER 0-14100


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

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                                                                        SHARES OUTSTANDING AS OF
          TITLE OF CLASS                                                      MAY 31, 1997
          --------------                                                ------------------------
$0.05 Par Value Common Stock                                                   21,114,460
Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

================================================================================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                                     INDEX


Part I - Financial Information
------------------------------

Item 1:  Financial Statements (Unaudited):

     Condensed Balance Sheet:
       April 30, 1997 and July 31, 1996....................................   3

     Condensed Statement of Operations:
       Three and Nine Months Ended April 30, 1997 and 1996.................   4

     Statement of Cash Flows:
       Nine Months Ended April 30, 1997 and 1996...........................   5

     Notes to Condensed Financial Statements...............................   6

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   7

Part II - Other Financial Information
-------------------------------------

Items 1 - 6................................................................  10

Signatures.................................................................  11

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                            Condensed Balance Sheet
                                 (In thousands)

                                                     April 30,   July 31,
                                                       1997        1996
                                                    -----------  ---------
                                                    (Unaudited)
                    ASSETS

Current assets:
  Cash.............................................    $    52    $    45
  Trade accounts receivable, net...................      1,144        306
  Research grant receivable........................        372        247
  Costs and earned profits on long-term
  contracts in excess of related billings..........        808        809
  Inventory........................................         14         14
  Prepaid expenses.................................         45         84
                                                       -------    -------
     Total current assets..........................      2,435      1,505

Property and equipment, net........................        116         28

Scanning equipment, net............................        209        170

Other assets, net..................................        104         85
                                                       -------    -------
                                                       $ 2,864    $ 1,788
                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts...................    $    70    $   293
  Accrued commissions..............................        106         57
  Accounts payable and accrued expenses............        845        766
  Notes payable....................................        700        470
                                                       -------    -------
      Total current liabilities....................      1,721      1,586
                                                       -------    -------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
   shares authorized; issued and outstanding
   21,114,460 and 16,584,007, respectively.........      1,056      829
Additional paid-in capital.........................      9,272    8,340
Accumulated deficit................................     (9,185)  (8,967)
                                                       -------  -------
      Total stockholders' equity...................      1,143      202
                                                       -------  -------
                                                       $ 2,864  $ 1,788
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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                       Condensed Statement of Operations
                        ($000 except per share amounts)
                                  (Unaudited)



                                        Three Months Ended         Nine Months Ended
                                            April 30,                  April 30,
                                        ------------------        -------------------
                                          1997      1996            1997       1996
                                        --------  --------        -------    --------
Contract revenues:
  System sales......................... $   942    $   332        $ 2,663     $ 1,305
  Service contracts and upgrades.......     203        482            700       1,020
                                        -------    -------        -------     -------
   Total revenues......................   1,145        814          3,363       2,325

Contract costs.........................     800        612          2,718       1,555
                                        -------    -------        -------     -------
Gross profit...........................     345        202            645         770
                                        -------    -------        -------     -------
Operating costs:
  Marketing............................      130         59            355         197
  General and administrative...........      128        111            456         312
                                         -------    -------        -------     -------
    Total operating costs..............      258        170            811         509
                                         -------    -------        -------     -------
Income (loss) from operations..........       87         32           (166)        261
                                         -------    -------        -------     -------
Other expense (income):
  Interest expense.....................       18          7             52          14
  Interest and other income............       (1)        (7)            (1)        (12)
                                         -------    -------        -------     -------
    Other - net........................       17          0             51           2
                                         -------    -------        -------     -------
Net income (loss)......................  $    70    $    32        $  (217)    $   259
                                         =======    =======        =======     =======

Weighted average shares outstanding....   21,037     14,661         18,849      13,574
                                         =======    =======        =======     =======
Net income (loss) per share............  $  0.00    $  0.00        $( 0.01)    $  0.02
                                         =======    =======        =======     =======



The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                            Statement of Cash Flows
                   Nine Months Ended April 30, 1997 and 1996
                                (In thousands)
                                  (Unaudited)

                                                        1997     1996
                                                      --------  ------
Operating activities:
  Net income (loss).................................. $  (217)  $ 259
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization...................      54      42
     Changes in operating assets and liabilities:
       Trade accounts receivable.....................    (963)    (55)
       Costs and earned profits on long-term
        contracts in excess of related billings......     (70)   (506)
       Prepaid expenses..............................      38     (12)
       Other assets..................................     (33)     (1)
       Accounts payable and accrued expenses.........      89     172
       Billings in excess of related costs
        and earned profits on long-term contracts....    (153)    131
                                                      -------   -----
   Net cash flows (used in) provided by operating
    activities.......................................  (1,255)     30
                                                      -------   -----
Investing activities:
  Capitalized product development costs..............       0     (73)
  Capital expenditures...............................    (166)    (16)
                                                      -------   -----
   Net cash flows used in investing activities.......    (166)    (89)
                                                      -------   -----
Financing activities:
  Proceeds from issuance of common stock.............   1,041     113
  Proceeds from exercise of stock options............     118      77
  Borrowings under line of credit....................     528       0
  Repayments on borrowing from private sources.......    (259)   (100)
                                                      -------   -----
   Net cash flows provided by financing activities...   1,428      90
                                                      -------   -----
Net increase in cash and cash equivalents............       7      31

Cash and cash equivalents at beginning of period.....      45      25
                                                      -------   -----
Cash and cash equivalents at end of period........... $    52   $  56
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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                         THREE MONTHS ENDED APRIL 30,
                                    ----------------------------------------------------------------------
                                                 1997                                  1996
                                    ---------------------------------    ---------------------------------
                                     Dollar      % of       % Change     Dollar     % of       % Change
                                     Amount      Total     from Prior    Amount     Total     from Prior
                                     (000s)     Revenue        Year       (000s )   Revenue       Year
                                    -------     -------   -----------    -------  ---------  -------------
Contract revenues:
  System sales                        $  942       82.3%        183.7%     $332      40.8%          87.6%
  Service contracts and upgrades         203       17.7%        (57.9%)     482      59.2%         232.4%
                                      ------      -----         -----      ----     -----          -----
    Total revenues                     1,145      100.0%         40.7%      814     100.0%         152.8%

Contract costs                           800       69.9%         30.7%      612      75.2%         110.0%
                                      ------      -----         -----      ----     -----          -----

Gross profit                             345       30.1%        (70.8%)     202      24.8%         531.3%
                                      ------      -----         -----      ----     -----          -----

Operating costs
  Marketing                              130       11.3%        120.3%       59       7.3%           3.5%
  General and administrative             128       11.2%         15.3%      111      13.6%            NM
                                      ------      -----         -----      ----     -----          -----
    Total operating costs                258       22.5%         51.8%      170      20.9%          (5.6%)
                                      ------      -----         -----      ----     -----          -----
Income from operations                    87        7.6%        171.9%       32       3.9%            NM
                                      ------      -----         -----      ----     -----          -----

Other (income) expense:
  Interest expense                        18        1.6%        157.1%        7       0.9%          75.0%
  Interest and other income               (1)       0.0%           NM        (7)     (0.9%)        133.3%
                                      ------      -----         -----      ----     -----          -----
    Other - net                           17        1.5%           NM         0         0%            NM
                                      ------      -----         -----      ----     -----          -----
Net income (loss)                     $   70        6.1%        118.8%     $ 32       3.9%            NM
                                      ======      =====         =====      ====     =====          =====


NM - Not meaningful

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


                                                      NINE MONTHS ENDED APRIL 30,
                                  -------------------------------------------------------------------

                                                  1997                           1996
                                  ---------------------------------  --------------------------------
                                   DOLLAR     % OF       % CHANGE    DOLLAR     % OF       % CHANGE
                                   AMOUNT     TOTAL     FROM PRIOR   AMOUNT     TOTAL     FROM PRIOR
                                   (000S)    REVENUE       YEAR      (000S)    REVENUE       YEAR
                                  --------  ---------  ------------  -------  ---------  ------------
CONTRACT REVENUES:
SYSTEM SALES.....................  $2,663      79.2%        104.0%   $1,305      56.1%        209.2%
SERVICE CONTRACTS AND UPGRADES...     700      20.8%        (31.4%)   1,020      43.9%         66.7%
                                   ------     -----         -----    ------     -----         -----
           TOTAL REVENUES........   3,363     100.0%         44.6%    2,325     100.0%        124.9%

CONTRACT COSTS...................   2,718      80.8%         74.8%    1,555      66.9%         81.0%
                                   ------     -----         -----    ------     -----         -----

GROSS PROFIT.....................     645      19.2%        (16.2%)     770      33.1%        340.0%
                                   ------     -----         -----    ------     -----         -----

OPERATING COSTS:
    MARKETING....................     355      10.6%         80.2%      197       8.5%         (0.5%)
    GENERAL AND ADMINISTRATIVE...     456      13.6%         46.2%      312      13.4%           NM
                                   ------     -----         -----    ------     -----         -----
    TOTAL OPERATING COSTS........     811      24.1%         59.3%      509      21.9%        (16.3%)
                                   ------     -----         -----    ------     -----         -----

INCOME (LOSS) FROM OPERATIONS....    (166)     (4.9%)          NM       261      11.2%           NM
                                   ------     -----         -----    ------     -----         -----

OTHER (INCOME) EXPENSES:
    INTEREST EXPENSES............      52       1.5%        271.4%       14       0.6%        (56.3%)
    INTEREST AND OTHER INCOME....      (1)      0.0%        (91.7%)     (12)     (0.5%)          NM
                                   ------     -----         -----    ------     -----         -----
          OTHER - NET............      51       1.5%           NM         2       0.1%        (89.5%)
                                   ------     -----         -----    ------     -----         -----

NET INCOME (LOSS)................  $ (217)     (6.5%)          NM    $  259      11.1%           NM
                                   ======     =====         =====    ======     =====         =====


NM - NOT MEANINGFUL

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Fiscal 1997 third quarter total contract revenues increased 40.7% to $1,145,000 from $814,000 in fiscal 1996. For the nine months ended April 30, 1997, total contract revenues grew 44.6% to $3,363,000 from $2,325,000 in fiscal 1996. Revenue increases are directly attributable to increases in system sales.

Gross profit (revenue less direct contract cost) for the third quarter as a percentage of revenues was 30.1% in 1997 as compared to 24.8% in the third quarter of 1996. This improvement is chiefly due to significantly better pricing on system sales contracts which were in production during the period. For the nine months ended April 30, 1997, gross profit as a percentage of revenues decreased to 19.2% in 1997 as compared to 33.1% in the same period of 1996. A non-recurring $75,000 software upgrade sale with little direct costs in fiscal 1996, along with cost overruns on one system contract in fiscal 1997, contributed to this decrease.

Third quarter total operating costs as a percentage of revenues increased to 22.5% in 1997 from 20.9% in 1996. For the nine months ended April 30, 1997, total operating costs as a percentage of revenues increased to 24.1% in fiscal 1997 as compared to 21.9% in the year earlier period. Two factors drive this increase. Marketing expenses grew primarily due to commission expenses on the projects in production in 1997. General and administrative expense increases stem from salary costs incurred in anticipation of much higher revenue levels.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1997, the Company had positive net working capital of $714,000 compared to negative net working capital of $81,000 at July 31, 1996. During the nine months ended April 30, 1997, the Company used cash in its operations of $1,256,000, compared to cash provided by operations of $30,000 in the prior year period. Cash used in operations for the first nine months of 1997 is more than net losses primarily because of a large increase in accounts receivable. During the nine months ended April 30, 1997 and 1996, the Company generated $1,428,000 and $90,000, respectively, from financing activities. The generation of cash from financing activities was due mainly from the issuance of the Company's common stock and borrowings under a bank line of credit. As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. In addition, the Company has borrowed $630,000 under a bank line of credit to support the production of export sales.

Total contract backlog at April 30, 1997 was approximately $580,000, down from $4.0 million for the same period in 1996. Of the current backlog, $433,000 is for SMARTSCAN system sales. Management is actively pursuing several system sales opportunities, and is cautiously optimistic that such activity will result in additional system sales contracts; however, no assurance can be given regarding any potential sales.

Because of the additional equity capital, management believes that the Company has the ability to meet its cash requirements through fiscal 1997. The Company's liquidity position thereafter will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete such activity, and failure to do so over approximately the next six months could have a material adverse effect on the Company's financial position. Also at April 30, 1997, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. Default was caused by the inability, to date, of the Company to collect, in a timely fashion, a final 90% payment of approximately $700,000 pursuant to the Company's prior delivery of an export customer's system. The customer has not yet accepted the system, and the Company is seeking to resolve certain technical and performance issues raised by the customer. The Company has borrowed $630,000 from a bank with the receivable from the export customer as collateral. Management anticipates that such default will be cured in the near future as the above described receivable is collected and the associated bank loan is simultaneously retired.

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

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount due on the date of the filing of this report is $634,918. The Bank waived its default rights in writing through May 27, 1997. The Bank has also communicated verbally to the Company that the Bank does not intend to enforce its default rights at this time in view of a 45 day extension (through July 31, 1997) of the EXIMBANK guaranty. See Part I, Item 2, Managements's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

      a) Exhibits - None

      b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period covered by this report.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                         By:
                            -------------------------------------------------
                            Dr. Larry Secrest, President and Acting
                            Chief Financial Officer


June 13, 1997