Form 10KSB
period 1997-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1997-12-24
CIK 87814

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                         FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM ..................TO...................

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

             ISSUER'S TELEPHONE NUMBER ........... (512) 837-4712

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year:  $3,723,590

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $5,869,570 as of December 18, 1997, based upon the bid price at the close of trading on such date as reported by NASDAQ. ($0.37)

  The number of shares or units outstanding of each of the registrant's classes of securities, as of December 18, 1997 is as follows:

                                               SHARES OUTSTANDING AS OF
       TITLE OF CLASS                             DECEMBER 18, 1997
       --------------                          ------------------------
$0.05 Par Value Common Stock                           21,114,468

   Transitional Small Business Disclosure Format: Yes [_]  No [X]

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders.


Item 9     Directors, Executive            Information concerning the Directors and
           Officers,                       Executive Officers of the Company is
           Promoters and Control           incorporated by reference from the Company's
           Persons;  Compliance with       definitive Proxy Statement and related
           Section 16(a) of the Exchange   materials in connection with the annual meeting
           Act                             of shareholders on or about January 29, 1998.
                                           The incorporated portions consist of all of
                                           the disclosures that appear in that Proxy
                                           Statement under the headings "Nominees for
                                           Election as Directors" and "Executive
                                           Officers."
Item 10    Executive Compensation          Information concerning the Executive
                                           Compensation is incorporated by reference
                                           from the Company's definitive Proxy
                                           Statement and related materials in connection
                                           with the annual meeting of shareholders on
                                           January 29, 1998. The incorporated portions
                                           consist of all of the disclosures that appear in
                                           that Proxy Statement under the heading
                                           "Executive Compensation."
Item 11    Security Ownership of Certain   Information concerning the Security Ownership
           Beneficial Owners and           of Certain Beneficial Owners and Management
           Management                      is incorporated by reference from the
                                           Company's definitive Proxy Statement and
                                           related materials in connection with the annual
                                           meeting of shareholders on or about January 29,
                                           1998. The incorporated portions consist of all
                                           of the disclosures that appear in that Proxy
                                           Statement under the heading "Security
                                           Ownership of Certain Beneficial Owners
                                           and Management."
Item 12    Certain Relationships and       Information concerning Certain Relationships
           Related Transactions            and Related Transactions is incorporated by
                                           reference from the Company's definitive Proxy
                                           Statement and related materials in connection
                                           with the annual meeting of shareholders on or about
                                           January 29, 1998.  The incorporated portions
                                           consist of all of the disclosures that appear in
                                           that Proxy Statement under the heading
                                           "Certain Relationships and Related
                                           Transactions."

                                     INDEX

                                                                         PAGE
                                                                         ----


PART I..................................................................  1
RISK FACTORS............................................................  1

ITEM 1.      BUSINESS...................................................  1
ITEM 2.      PROPERTIES................................................. 12
ITEM 3.      LEGAL PROCEEDINGS.......................................... 12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 13

PART II................................................................. 13
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................ 13
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................ 14
ITEM 7.      FINANCIAL STATEMENTS....................................... 19
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................ 43

PART III................................................................ 43
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. 43
ITEM 10.     EXECUTIVE COMPENSATION..................................... 43
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT............................................. 43
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 43
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................... 44

                                  RISK FACTORS

     THE STATEMENTS INCLUDED IN THIS REPORT REGARDING FUTURE FINANCIAL PERFORMANCE AND RESULTS AND THE OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "EXPECT," "PROJECT," "ESTIMATE," "PREDICT" AND SIMILAR EXPRESSIONS ALSO ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING BUT NOT LIMITED TO, INDUSTRY CONDITIONS, FOREIGN EXCHANGE AND CURRENCY FLUCTUATIONS AND OTHER FACTORS DISCUSSED IN THIS REPORT (INCLUDING THOSE SPECIFICALLY DISCUSSED BELOW) AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL OUTCOMES MAY VARY MATERIALLY FROM THOSE INDICATED.

LOW LEVELS OF WORKING CAPITAL

     The Company requires additional financing for its operations, including but not limited to its obligations under the U.S. Department of Commerce National Institute of Standards and Technology (NIST) Financial Assistance Award dated January 19, 1996, as amended, and to produce its backlog, and no assurances can be given that any such financing will be obtainable, adequate or available on economically favorable terms.

     As noted in the independent accountants opinion, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. As of July 31, 1997, the Company incurred a net loss of $1,121,090 and negative cash flows from operations in 1997 and 1996 of $844,629 and $406,018, respectively. In addition, at July 31, 1997, current liabilities exceeded current assets by approximately $164,000.

INCURRENCE OF SUBSTANTIAL INDEBTEDNESS

     The Company has incurred substantial indebtedness, including amounts owed under the NIST contract (see Note 10 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increases its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited. The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to raise additional financing and its future performance which will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms.

CHANGES IN TECHNOLOGY

     There can be no assurances that significant changes will not occur in tomography or that substantial competition will not develop as a result of technology changes which may adversely affect the Company's ability to compete. See "Business - Technology."

BACKLOG

     The Company experiences significant fluctuations in its backlog. There is no assurance that the Company will be able to obtain future orders for its systems, that the number of future orders will be sufficient to enable the Company to operate profitably, or that the Company will have sufficient cash available to fill its backlog.

PATENTS AND OTHER RIGHTS

     Effective July 1, 1993, the Company acquired a perpetual, non-exclusive, royalty-free license from two of the Company's founders to two U. S. patents and technology know-how relating to its basic system. In addition, the Company co-owns a patent entitled "Online Tomographic Gauging of Hot Sheet Metal" and has been awarded a U.S. Patent entitled "Process for Analyzing the Contents of
Containers."   The issuance of a patent is not conclusive as to its validity or enforceability; and there has been no independent study of other patents or prior art which might be infringed by the Company's systems. Attempts by the Company to enforce or defend its patent rights could result in substantial expense. The Company has no patents in any foreign countries. In addition, the Company's technology may be subject to appropriation without compensation in some areas of the world and may be subject to use without compensation by the U.S. government in connection with government contracts. See "Business - Patents and Other Rights."

RECENT CHANGES IN MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

     The Company has experienced several recent changes in its management, including the loss of its President and Chief Executive Officer and the loss of its Chief Financial Officer. The Company recently hired Howard L. Burris, Jr. to serve as President and Chief Executive Officer and is in the process of locating a new Chief Financial Officer. The Company believes that its success will depend upon the ability of its new chief executive, who does not have previous experience managing public companies, to operate the Company and upon the Company's ability to hire a new Chief Financial Officer. In addition, the Company believes that its success will depend to a significant extent upon the continued services of certain other key individuals, including but not limited to Dr. Forrest F. Hopkins. The loss of the services of any of these individuals or the inability of the Company to hire a Chief Financial Officer could have a material adverse effect on the Company.

COMPETITION

     The non-destructive evaluation industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. The Company believes that its competitive position is negatively impacted by its relative lack of financial resources and working capital. For example, because of its lack of financial resources and working capital, the Company strives to negotiate contracts with a view toward obtaining a significant advance payment or periodic progress payments. There can be no assurance that the Company's limited resources and capacity will be sufficient to compete effectively in such industry in the future or that it will be able to negotiate contracts with favorable payment terms. See "Business - Competition."

PRODUCT LIABILITY INSURANCE

     The Company does not carry product liability insurance. There can be no assurance that suits may not be filed or judgments obtained against the Company in the future in excess of available funds or any insurance coverage which may then be in effect. Additionally, should it be determined that product liability insurance is necessary or desirable, the cost of such insurance could have a material effect upon the cost of the tomographic systems, thereby having an adverse effect on the sales price of such systems and the competitiveness of the Company.

USE OF X-RAY EQUIPMENT AND RADIOACTIVE ISOTOPES

     The Company's tomographic systems use x-ray equipment and radioactive isotope sources. The Company believes that it complies with all current governmental regulations regarding such equipment and materials. Changes in safety regulations regarding their use and sale could cause the Company additional expense and increase the cost of its systems, which could have an
adverse impact upon sales or uses of its systems.   See "Business - Governmental
Regulation."

CONFLICTS OF INTEREST AND BENEFITS TO MANAGEMENT AND PRESENT SHAREHOLDERS

     Various officers, directors and principal shareholders of the Company have engaged in or become involved in a variety of business relations with the Company which confer benefits upon such persons and/or create actual or potential conflicts of interest.

DIVIDEND POLICY

     The Company has never paid cash dividends on the Common Stock and does not anticipate that cash dividends will be paid in the foreseeable future. The Company currently intends to retain any future earnings to finance the operations of the Company's business. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors. Furthermore, certain provisions of the Company's loan documents may restrict the Company's ability to pay cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS

     The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging potential unsolicited offers or other efforts to obtain control of the Company that are not approved by the Board. Such provisions may adversely affect the market price of the Common Stock and may also deprive the shareholders of opportunities to sell shares of Common Stock at prices higher than prevailing market prices. Such provisions include the requirement that all shareholder action must be taken at a duly called annual or special meeting of shareholders unless a majority of the entire Board provides its prior approval for shareholder action to be taken by written consent of shareholders. See "Description of Capital Stock - Provisions Having Possible Anti-takeover Effect."

     The Board has the authority, without further action by the shareholders, to issue up to 2,000,000 shares of the Company's preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue over 18,000,000 additional shares of Common Stock. The issuance of the Company's preferred stock or additional shares of Common Stock could adversely affect the voting power of the holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company.

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Scientific Measurement Systems, Inc. (the "Company") was incorporated in Texas in 1979. The Company has pioneered the development of industrial tomography by using techniques similar to the medical industry's CAT scanner. The Company is now a significant producer of Computerized Industrial Tomographic and Digital Radiographic Systems. The Company's systems have a large number of uses including nondestructive measurement and evaluation, testing and analysis, and reverse engineering which can produce computer-aided design and computer-integrated manufacturing models. These functions are utilized by industrial companies and government agencies involved in research, aerospace, aviation, automotive, machinery, oil and gas, steel and advanced materials manufacture, among others.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company was organized to develop and market computed tomographic systems for government and industry. Tomography was pioneered in radio-astrophysics in 1957 and was later first commercialized in the medical X-ray industry, where tomographic systems are popularly known as CAT scanners, an acronym for "computerized axial tomography."

     Industrial tomography (commonly called "CT" or "CIT" for "computerized industrial tomography") was developed by the Company and others to inspect the internal and external dimensions and structural densities of objects without harming, modifying or contacting the objects being examined. The Company's systems can detect internal features approaching 0.001 of an inch in a wide range of objects, depending upon certain factors including density differences between the feature and the material surrounding it. Primary applications of the Company's systems include process and quality control of both batch type as well as continuously produced products.

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

     As a result of both customer and Company-sponsored, field-proven evolutionary product development performed over a period of years, the Company produces a family of modular general purpose computerized industrial tomography systems which provide precise dimensional and density information, as well as flaw and defect characteristics, for a wide range of industrial applications. The Company's Smart Radiography/TM/ product line offers the unique combination of performance, flexibility, and cost-effectiveness needed to meet industry and government's current and future CT requirements.

     TECHNOLOGY

     The Company's typical CT system, the SMARTSCAN/TM/, includes a radiation source, a detector array, an object positioning unit, a computer system with image processing equipment and a color graphics image display subsystem. At the option of the customer, the SMARTSCAN/TM/ system may be integrated into a portable, lead-lined cabinet for radiation shielding.

     The radiation source is either an X-ray tube, X-ray linear accelerator or a gamma-ray emitting radioisotope which emits a flux of photons. The photons are highly collimated (focused) to form a beam directed at the object under analysis. The source beam is shaped and filtered to provide application-specific optimization.

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

          SMARTSCAN/TM/ CAPABILITIES

     The Company's SMARTSCAN/TM/ systems can perform the full range of measurements needed for all aspects of digital radiography, tomography, and laminography. All motions and positions in the system are accurately controlled by the computer system, with positional information fully preserved throughout the image-formation process and automatically made available to analysts.

     Interactive operation of the SMARTSCAN/TM/ is done by a graphical user interface which can be easily expanded by users to include programmed procedures that partially or totally automate the scanning and analysis sequence. The highly developed SMARTSCAN/TM/ image analysis software has unique capabilities in dimensional and density analysis, reverse engineering, and report generation. Advanced software engineering, including a fourth-generation user language, an intelligent data base, and an advanced structure for data files, minimizes learning time for system use.

          SMARTSCAN/TM/ IMAGE TYPES

     The Company's SMARTSCAN/TM/ systems can take computerized industrial tomography opacity measurements in either the second generation (rotate-translate) mode, which is better for large (over 2 feet in diameter) or highly-opaque objects, or in the third generation (rotate only) mode, which is more efficient for objects up to 2 feet in diameter. Adjustable collimator settings, source-to-object distance, and "subpositioning" to form interlaced sets of data are available on Company systems.

     The SMARTSCAN/TM/ also produces digital radiograms. These can be used directly for analysis, to select the cross-sectional planes for tomograms, or in combination with other radiograms for dual radiography and laminography. In dual radiography, two radiograms from different angles are used to precisely locate (in three dimensions) features visible in both images. In addition to its direct use, this capability permits accurate transfer of coordinates between scans of the same object in different positions and is also helpful in precision quantitative analysis using radiograms.

     In certain cases, such as the examination of very long objects, the SMARTSCAN/TM/ can take data over a limited angular range. Such data can be handled by the SMARTSCAN/TM/ system to produce tomograms of somewhat reduced quality, but often still revealing the features of interest.

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

     Complete resolution of interior detail is possible by stacking a set of tomograms in parallel cross-sectional planes. The SMARTSCAN/TM/ strongly supports the acquisition and analysis of such three-dimensional density maps, from which users can create synthetic tomograms on vertical or oblique flat or curved surfaces. SMARTSCAN/TM/ software can also find the inside and outside surfaces of the object, and display them from any chosen point of view.

          SMARTSCAN/TM/ ANALYSIS CAPABILITIES

      In addition to a full range of options for visual inspection, SMARTSCAN/TM/ analysis routines include the most advanced set of dimensional analysis routines available for tomography. This type of analysis permits the easy determination of wall thickness and position, diameter and radius sizes, and features such as area, density, and shape. Special options accurately handle cases of edges so close together that they cannot be fully resolved. The dimensional analysis routines can also be used on laminograms and radiograms.

     A powerful set of density analysis options makes it easy to find and characterize flaws in automatic procedures. In addition to histograms and region-averaging routines, SMARTSCAN/TM/ software permits density sampling or integration based on the features of the particular object, such as samples from a casting at fixed distance below the surface to detect porosity at the finish line.

     The dimensions, densities and shapes determined by the SMARTSCAN/TM/ can be reported in text files or printouts of any format. This permits "reverse engineering," in which the dimensions of the parts (after being reduced to descriptions of lines, arcs and curves) are sent out to computer aided design and computer aided engineering (CAD/CAE) programs in readable format. Both reverse engineering and the other analysis methods are assisted by the ability to define points, lines and curves on the images either at fixed positions or fitted to the edges of the object.

          SMARTSCAN/TM/ PERFORMANCE

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

     PRINCIPAL PRODUCTS AND SERVICES

          SMART RADIOGRAPHY/TM/ PRODUCT LINE

     The Company's product line is continually evolving as a result of its research and development efforts. While the products are to a great extent customized or optimized for a particular customer's application, the Company has made several significant improvements to its basic systems. The basic systems in the form of (1) the SMS Smartscan/TM/, a comparatively low cost scanner capable of measuring objects measuring up to two feet in diameter, three feet in height and weighing up to 2,000 pounds and (2) the SMS Model 201 which can measure objects up to five feet in diameter and weighing up to 5,000 pounds, have both been substantially improved.

     The most recent product improvement has been the employment of a high(er) speed detection system which has been successfully incorporated into the SMS Smartscan/TM/. The SMS Close-Packed Detector has significantly improved data acquisition rates.

     An internally funded effort to improve image reconstruction and processing speed involved changing out the old MicroVax II minicomputer to advanced Sun Microsystems SPARC/TM/ and the newest DEC Alpha/TM/ workstations has improved both basic products as well. Moving the Company's proprietary software to these open platforms has improved speed tenfold on both the SMS Smartscan/TM/ and the SMS Model 201.

     Perhaps the most significant change in the product offering at SMS is the Comparator software which is capable of sophisticated evaluation of complex castings. This product can graphically report wall thicknesses and wall displacement variances from design data in near real time. The Company believes that this Comparator capability, which can be employed on both SMS systems, will afford the Company access to large existing markets in product-oriented inspection, reverse engineering and rapid prototyping.

     MANUFACTURE AND PRODUCTION

     Manufacture of each of the Company's systems involves assembly of electronic and mechanical components, system integration with computer hardware and software, final checkout and diagnostic testing. Major computer subsystems, electromechanical components and subassemblies are customarily manufactured by outside vendors.

     The Company has produced and delivered industrial CT systems to a variety of government and commercial customers, both in the United States and abroad. In previous years, the Company has delivered SMS Model 201 systems which range in price from approximately $1.5 million to $2 million each, to customers including EG&G Florida, Inc., General Motors Corporation, Rockwell International Corporation and the U. S. Air Force San Antonio Air Logistics Center at Kelly Air Force Base and numerous SMS Model 101B+ systems (the predecessor to the SMARTSCAN/TM/ product) ranging in price from approximately $500,000 to $950,000 to customers such as Martin Marietta Energy Systems, Pratt & Whitney Canada, the Swiss Federal Laboratories for Materials Testing and Research (EMPA), BP America (a division of British Petroleum), EG&G Mound Applied Technologies, Inc. and Allied Signal, Inc. The Company has also sold SMARTSCAN/TM/ systems to a number of customers including NASA-Lewis Research Center and to Morton International, Inc.

     In fiscal year 1996, the Company completed upgrades for prices up to $150,000 for Lockheed Martin, Allied Signal and EMPA (Switzerland) and delivered a SMARTSCAN/TM/ system to UNOCAL. In fiscal year 1997, the Company delivered SMARTSCAN/TM/ systems for prices up to $570,000 to Bridgestone (Japan), Continental

Tire (Germany), GM, and Knolls Atomic Power Lab. In addition, in fiscal year 1997, the Company delivered a SMARTSCAN/TM/ system to Fiat (Italy) which was returned to the Company. The Company has completed the modifications to the system requested by Fiat and hopes to obtain Fiat's final acceptance of the product in the near future (see Note 11 to the Financial Statements).

     As of November 7, 1997, the Company has orders for four SMARTSCAN/TM/ systems including orders from Savit Corporation, Picatinny Arsenal, and Toyota ranging in price from approximately $250,000 to $700,000 and orders for upgrades from Japan Atomic Energy Research Institute and Pratt & Whitney (Canada) ranging in price from approximately $115,000 to $300,000.

          SCANNING SERVICES

     The inspection and measurement capabilities for the Company's products are available to both government and industry through the Company's Scanning Services Division. The services are provided by the Company, using Company-owned systems and software. Quality control of the wall thickness of turbine blades used in jet aircraft engines and geometry acquisition for reverse engineering are a significant source of scanning services business. Scanning services also are playing an increasing role in the development of new composite and ceramic materials for use in automotive and aerospace industries. The Company provides these services on a contract, hourly or per part basis. The Director of Scanning Services has responsibilities that include bidding, management, marketing and advertising, and client liaison for scanning services.

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

     RESEARCH AND DEVELOPMENT

     Company-sponsored research and development expenses totaled approximately $6,600 and $5,000 for the years ended July 31, 1997 and 1996, respectively.

     The Company's research in past years has been focused on achieving increases in the speed of data acquisition and image processing. These improvements were identified as the improvements that would most significantly expand the implementation of the Company's CT technology in industry. The Company continues to focus its research and development on increasing speed and ease of use and reducing costs. In fiscal year 1997, the Company began work on a prototype development for a solid state detector and state-of-the-art readon
and electronics.   In addition, the DEC Alpha computer was integrated into the hardware architecture of the Company's products to provide a hardware solution for improving reconstruction times.

     A second area of achievement in fiscal year 1997 was a proof of concept demonstration for an advanced 3D analysis software package for General Motors complex casting applications. Additionally, the Company has substantially completed the development of a new Graphical User Interface (GUI) for use in the Company's products. The GUI helps provide for user friendly operation of the Company's systems. Also in fiscal 1997, the Company began development of a more robust Object Positioning unit that will eliminate weight limitations that currently exist in some models of scanners. This change provides a significant advancement towards scanner platform standardization.

     In February 1996 a joint venture comprised of the Company, General Motors, General Electric, and EG&G, began work on a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. The objective of the program is to develop very fast scanning technology capable of scanning 100 times faster than current systems. The Company expects the resulting technology to be protected by patents and believes that this technology, if successful, will generate significantly greater demand for the Company's products. The Company is the project leader of the consortium and has sole commercializing rights for the new technology in the industrial market excluding medical applications. See Note 10 to Notes to Financial Statements.

     MARKETING

     The Company markets its products and services through direct sales tacts with existing customers, responses to inquiries generated by advertising and articles in trade magazines and technical publications, trade shows and through equipment demonstrations and scanning services. The Company's SMARTSCAN/TM/ systems are intended to be standardized, customer-oriented commercial products designed for volume production.

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

     .    Automotive.  Tomography can be used for design verification, quality control and reliability analysis of automotive components, such as engine parts, gears, shafts and supports and can assist in computer integrated manufacturing ("CIM"). The Company believes that its technology is capable of being used in on-line automotive production applications to detect structural flaws and provide dimensional analysis.

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

     The Company is represented in Japan by KBK, a leading high technology engineering/trading firm, pursuant to an exclusive marketing agreement covering sales of the Company's products in Japan. The agreement, which is terminable by either party on 90 days notice, provides for a commission to KBK upon sales of Company products. Domestically, the Company is represented by Test Equipment Distributors, Inc. (T.E.D.), located in Detroit, Michigan. T.E.D. represents the Company's products and services in a 5 state region including the upper Midwest.

     In fiscal 1995, the Company appointed Eberline Radiometrie Group of Thermo Electron Instruments, Inc. (Eberline) as its exclusive worldwide representative for the Company's patented Tomographic Sheet Profile Gauge. Eberline is the leading European producer of industrial gauges.

     PAYMENT TERMS

     The Company utilizes several different types of billing arrangements and payment terms, depending upon the type of product or service sold, and upon whether the customer is a private or a governmental entity. With respect to system sales, the Company in many cases has been successful in obtaining a substantial payment from the customer at the time the order is obtained, with subsequent receipt of progress payments as certain milestones on the contract are met. This type of payment structure is not uncommon in the capital equipment and government markets. The Company is of the opinion that future sales contracts will have similar terms although there is no assurance that the Company will be able to secure such terms on future contracts.

     As described elsewhere herein, the Company's pricing and payment terms with respect to scanning services are to enter into open purchase orders to perform tomographic analysis of a specified number and class of objects for a unit price, turnkey fixed fee or hourly rate.

     SUBSTANTIAL COMPETITION AND TECHNOLOGY CHANGES

     The non-destructive evaluation and test industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. Such other companies include but are not limited to, ARACOR, Inc., and Bio-Imaging Research, Inc., each of which makes or is capable of making competitive products utilizing tomographic or other technology. The principal elements of competition in the tomographic industry, in the opinion of management, are the ability: (i) to produce high quality images of a variety of target objects; (ii) to manipulate and analyze collected data; (iii) to demonstrate to customers that the costs of using the technology are reasonable compared to the benefits realized from alternative non-destructive methods; and (iv) comparative cost.

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

     EMPLOYEES

     At September 30, 1997, the Company employed 23 full-time employees, of whom two were engaged in research, two in software development, two in engineering, four in scanning services, three in sales and marketing, two in field services, four in administrative, clerical and support services, and four in manufacturing. When necessary, temporary labor in the form of part-time employment or contract labor is utilized to meet increased demand for the production of the Company's systems.

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

     The primary aspect of the equipment or protocol associated with the Company's products or activities which require licensing is the use of isotopic, X-ray and linear accelerator radiation sources. As required by State of Texas regulations, the Company has had its SMARTSCAN/TM/ product line certified by the Texas Bureau of Radiation Control as a product for commercial sale, utilizing isotopic sources. Use of the systems in-house or at a customer facility requires the operating party to obtain a license from the appropriate state agency or federal agency (U.S. Nuclear Regulatory Commission) regulating the use of radiation producing systems. The Company and all of its customers operating its systems in the field have been able to obtain such licenses in a timely and efficient manner.

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

     The Company has applied for patent protection for an "Apparatus and Method for Comparison" for use by manufacturers in determining how close a manufactured part comes to parts that have previously been determined to be acceptable or to the design of an acceptable part. Historically, it has not been possible to measure parts completely once manufactured so as to determine such important measurements as shape and wall thickness without destroying the part to be measured. Prior art devices have utilized computerized tomography to create scans of slices of a part. These prior art scans, however, result only in individual slices of a part which then are analyzed by an engineer. Because of the time consuming nature of the prior art scanning devices and the necessity for an engineer to review the scans, only a limited number of predetermined "critical" specific locations have been analyzed in the past. The Company's innovative, proprietary technology provides an apparatus and method wherein the whole part may be analyzed to determine the shape and wall thickness of the device throughout and compare it to design specifications or an acceptable manufactured part.

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

     During fiscal year 1997, the Company developed advanced 3D dimensional analysis software specifically designed for quickly identifying regions of rework and quantifying the amount of rework required. The Company believes that this software is a significant improvement in dimensional analysis requirements and the Company anticipates that this new software may be the basis of analysis for the next generation of CT inspection scanners.

     FINANCIAL HISTORY

     The Company completed its initial public offering in March 1985. As of December 18, 1997, the Company had the following equity securities outstanding (exclusive of employees' and directors' stock options):

     Common Stock, $0.05 par value..................21,114,468 shares


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended July 31, 1997.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to May 13, 1993, the Company's Common Stock was traded in the over-the-counter "Small Cap" Market and was quoted on the automated quotation system of the National Association of Securities Dealers ("NASDAQ") under the symbol SCMS. On May 13, 1993 the Common Stock was delisted from the NASDAQ "Small Cap" Market for failure to meet, among other requirements, the minimum bid price requirement of $1.00 per share. After May 13, 1993 the Common Stock has been traded over-the-counter on the OTC Bulletin Board under the symbol "SCMS."

     The following table shows the quarterly range of high and low bid quotations for the Common Stock for the past two fiscal years, as reported by the OTC Bulletin Board.

                         Common Stock
                        --------------
Fiscal Year Ended       High     Low
                       -------  ------
July 31, 1996
     First Quarter     $  0.37   $0.04
     Second Quarter       0.32    0.20
     Third Quarter        1.63    0.21
     Fourth Quarter       1.13    0.69
July 31, 1997
     First Quarter       $0.90   $0.68
     Second Quarter       1.41    0.67
     Third Quarter        1.07    0.51
     Fourth Quarter       0.65    0.35


     The above quotations are over-the-counter market quotations and thus reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The total number of shares of Common Stock outstanding as of December 18, 1997 was 21,114,468 and the total number of holders of Common Stock of record as of such date was approximately 605.

     The holders of the Company's Common Stock are entitled to receive dividends from funds legally available therefor, when and as declared by the Board of Directors. No cash dividends have been paid or are anticipated in the foreseeable future, since the Company intends to retain earnings, if any, for use in its business.

     During the period covered by this report, the Company sold the following unregistered securities. On or about August 26, 1996, the Company granted options to acquire 600,000 shares of its Common Stock at an exercise price of $0.86 per share to eight non-employee directors. These options will expire on August 25, 2006. To date, two directors have returned their option agreements to the Company unexercised. Effective

December 20, 1996, the Company granted options to acquire 700,000 shares of its Common Stock at an exercise price of $0.89 per share to five employees. These options expire on December 19, 2006. On or about November 1, 1996, in exchange for certain equipment with an agreed value of $85,000, the Company issued 500,000 shares of its Common Stock to Howard L. Burris, Jr. at $0.17 per share, the fair market value of the shares on the date of the exchange. All of the above grants of options and issuances of securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In addition, the Company issued the following restricted shares of its Common Stock in connection with the exercise of options. All options were exercised pursuant to the cashless exercise provisions of the option agreements. In August 1996, the Company issued to an employees 22,387 shares for $0.08 per share, and to a former officer 39,570 shares for $0.15 per share and 60,878 shares for $0.24 per share. In September 1996, the Company issued to the same employee 28,207 shares for $0.1406 per share, 28,946 shares for $0.15 per share, 79,296 shares for $0.15 per share and 33,437 shares for $0.24 per share. In October 1996, the Company issued to an officer, 196,978 shares for $0.1406 per share and to an employee, 125,730 shares for $0.1406 per share and 77,579 shares for $0.225 per share. In November 1996, the Company issued to an officer 461,585 shares for $.1406 per share and 252,468 shares for $0.225 per share. In December 1996, the Company issued 258,141 shares for $0.15 per share and 90,584 shares for $0.225 per share to two separate officers of the Company. In January 1997 the Company issued 34,810 shares for $0.24 per share to an officer of the Company and 123,472 shares for $0.1406 per share to an employee. In April 1997, the Company issued 155,521 shares to a former director of the Company for $0.15 per share. All such issuances were made in connection with the exercise of employee or director options and were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. In addition, the Management's Discussion and Analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Annual Report. This discussion and analysis of operations compares the two years ended July 31, 1996 and 1997.

     The following table sets forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                                        Year Ended July 31,
                                 -----------------------------------------------------------------
                                                1997                           1996
                                 -----------------------------------------------------------------

                                  Dollar      % of     % Change     Dollar     % of     % Change
                                  Amount     Total    from Prior    Amount    Total    from Prior
                                  (000s)    Revenue      Year       (000s)   Revenue      Year
                                 ---------  --------  -----------  --------  --------  -----------
Contract revenues:
  Tomographic system sales....... $ 2,800      75.2%        45.6%   $1,923      60.8%       218.8%
  Scanning services..............     488      13.1%       -13.5%      564      17.8%       102.9%
  Field services and upgrades....     436      11.7%       -35.7%      678      21.4%        34.5%
                                  -------     -----       ------    ------     -----       ------
    Total revenues...............   3,724     100.0%        17.7%    3,165     100.0%       128.5%
Contract costs...................   3,631      97.5%        65.9%    2,189      69.1%        76.1%
                                  -------     -----       ------    ------     -----       ------
Gross profit.....................      93       2.5%       -90.5%      976      30.9%       587.3%
                                  -------     -----       ------    ------     -----       ------
Operating costs:
  Marketing......................     354       9.5%        36.7%      259       8.2%       -16.7%
  Research and development.......       7       0.2%        40.0%        5       0.2%       -92.5%
  General and administrative.....     783      21.0%        84.7%      424      13.4%       -15.2%
                                  -------     -----       ------    ------     -----       ------
   Total operating costs.........   1,144      30.7%        66.3%      688      21.8%       -21.6%
                                  -------     -----       ------    ------     -----       ------
Income (loss) from operations....  -1,051     -28.2%      -464.9%      288       9.1%       139.1%
                                  -------     -----       ------    ------     -----       ------
Other (income) expense:
  Interest expense...............      71       1.9%       208.7%       23       0.7%       -36.1%
  Interest and other income......      -1       0.0%       -91.7%      (12)     -0.4%       -47.8%
  Loss on sale of asset..........       0       0.0%         0.0%        0       0.0%      -100.0%
                                  -------     -----       ------    ------     -----       ------
    Other - net..................      70       1.9%       536.4%       11       0.3%       -47.6%
                                  -------     -----       ------    ------     -----       ------
Net income (loss)................ $-1,121     -30.1%      -504.7%   $  277       8.8%       136.6%
                                  =======     =====       ======    ======     =====       ======

NM- Not meaningful

FISCAL 1997 RESULTS OF OPERATIONS

REVENUES

Total contract revenues for the year ended July 31, 1997 increased $559,000, or 17.7% compared to the prior year. A $877,000, or 45.6% increase in revenues from systems sales was offset by declines in other sources of revenue. Scanning services revenues decreased $76,000, or 13.5% and maintenance and upgrades revenues decreased $242,000, or 35.7%. The large decrease in maintenance and upgrades revenues is due to several large upgrade contracts in 1996, as well as a lower absolute number of customer maintenance contracts in fiscal year 1997 compared to fiscal year 1996. Management believes that systems sales revenues should increase in fiscal year 1998 if the Company successfully produces all of its current backlog during the fiscal year, and is optimistic that scanning services and maintenance and upgrades revenues for fiscal year 1998 can be increased as well, provided, however, that no assurances can be given that the Company can raise working capital in sufficient amounts or otherwise can successfully produce all such backlog or that any of the Company's revenues will increase.

GROSS MARGIN

Gross margin (revenue less direct contract costs) as a percentage of revenue decreased from 30.9% in fiscal year 1996 to 2.5% in fiscal year 1997. This decrease is due to several factors including the following: (i) significant cost over-runs on two projects in production during the year which resulted in total contract costs exceeding contract revenues; (ii) less favorable product mix (in fiscal year 1996, higher margin services, maintenance and upgrade revenues comprised 21.4% of total revenues, while in fiscal year 1997, such higher margin revenues made up only 11.7% of total revenues); (iii) a non-recurring $75,000 software upgrade sale with little associated direct costs in fiscal year 1996; and (iv) an increase in indirect labor costs in anticipation of higher production levels. Management anticipates that margins may improve in fiscal year 1998, provided, however that no assurances of any such improvement can be given.

OPERATING COSTS

Fiscal year 1997 total operating costs as a percentage of revenues increased to 30.7% from 21.8% in fiscal year 1996. Marketing expenses grew mostly due to commissions to external representatives and travel expenses incurred. General & administrative expense increases were caused mainly by salary costs incurred in anticipation of much higher revenue levels, higher professional fees, and increased contract labor costs. Most research and development expenses were either charged to contracts in 1997 or were reimbursed under the NIST contract (see Note 10 to the financial statements). Consequently, fiscal year 1997 research and development expenses were not significant.

NET DEFERRED TAX ASSET

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the ability to generate sufficient taxable income in the future. There was a 100% valuation allowance for the years ended July 31, 1997 and 1996.

OTHER EXPENSES

Interest expense grew from $23,000 in fiscal year 1996 to $71,000 in fiscal year 1997, primarily due to borrowings from a bank under the Company's Export Import Bank of the U.S. guaranteed line of credit (see Note 3 to the financial statements).

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
As of July 31, 1997, the Company had negative working capital of approximately $164,000 compared to negative net working capital of approximately $82,000 at July 31, 1996.

CASH FLOWS

The Company's operating activities utilized net cash of approximately $845,000 in fiscal year 1997 compared to net cash utilized in operations of approximately $406,000 in fiscal year 1996. Cash utilized in operations is less than net losses in fiscal year 1997 primarily because of non-cash charges for depreciation and amortization and a net increase in current liabilities.

During fiscal 1997 and 1996, the Company generated $1,304,000 and $452,000, respectively, from financing activities. The generation of cash from financing activities in fiscal 1997 was due mainly to the issuance of the Company's common stock and borrowings under a bank line of credit; in fiscal 1996, cash provided by financing activity was attributable to issuances of the Company's common stock and borrowings from notes payable. As further described in Note 4 to the financial statements, the Company raised $1,080,000 of equity in November and December of 1996. In addition, the Company borrowed $630,000 pursuant to a bank line of credit to support the production of export sales.

CAPITAL EXPENDITURES

Capital expenditures in fiscal year 1997 and 1996 were approximately $114,000 and $26,000, respectively. Fiscal year 1997 capital expenditures were for scanning services equipment, leasehold improvements to accommodate production requirements, and for the upgrade of internally utilized computer equipment. Except for computer equipment upgrades, the fiscal year 1997 capital expenditures are nonrecurring in nature.

LIQUIDITY

Sources of liquidity as of November 7, 1997 include cash on hand of $316,000 and accounts receivable of $486,000. Based on these sources of liquidity as well as revenues generated by current backlog, and assuming that the Company does not lose any contracts, and that none of its customers cancel their contracts or otherwise fail to pay their debts to the Company, management believes that the Company has the ability to meet its cash requirements during the fiscal year ending July 31, 1998, provided, however, that the Company's backlog is heavily concentrated with a small number of customers. If a customer of the Company cancels a contract or becomes unable to pay its debts to the Company pursuant to its purchase contract, liquidity would be adversely affected. This would require the Company to either obtain additional capital from external sources or to curtail its working capital expenditures, provided however, that no assurances can be given of the Company's ability to obtain such additional capital and any such curtailment could adversely affect the Company's operations and competitive position.

Over the next several years, the Company will need significant additional financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 10 to the financial statements, pursuit of this project requires funding for the Company's portion of the project in the approximate amount of $2,745,000 and the Company owes $1,493,000 ($773,000 of which is currently due to General Electric and $720,000 which will be due to General Electric upon the Company's receipt of the detector panels) in contract expenses to consortium members. This amount is expected to increase to a total of $2,745,000 over future periods, the timing of which is dependent upon the project's progress. The Company is seeking to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, there can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.

As of November 7, 1997 the Company was in default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit.
As more fully described in Note 3 to the financial statements, the Company owed approximately $630,000 as of July 1997 to a bank in connection with the production of one of the Company's systems for delivery to a foreign customer, with the associated receivable from the export customer as collateral. To date, the customer has not accepted the system, and the Company is seeking to resolve certain technical and performance issues raised by the customer in an effort to secure such acceptance. Default was caused by the inability of the Company to invoice and collect monies that would be due from the customer upon the customer 's acceptance of the system, and to subsequently retire the associated bank loan within the time required by the terms of the bank note. Management has negotiated and executed a modification of the note with the bank, which modification incorporates an extension of the note's due date. Management presently is in negotiations with the customer and, even though no assurances can be given, management anticipates that such default might be cured in the near future, by the customer's acceptance of the product and payment of the contract price, thus enabling the Company to retire the bank loan. However, if the customer ultimately declines acceptance of the product, the Company will be subject to the bank's forbearance of the note until such time as the Company can retire the loan.

As noted in the independent accountants opinion, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. As of July 31, 1997, the Company incurred a net loss of $1,121,000 and negative cash flows from operations in 1997 and 1996 of $844,629 and $406,018, respectively. In addition, at July 31, 1997, current liabilities exceeded current assets by approximately $164,000.

Management expects a return to profitable operations in 1998 and will seek alternative sources of financing to provide additional working capital. Should the Company be unable to achieve the anticipated level of revenues in 1998, management would anticipate reducing expenditures in marketing and administration to preserve positive cash flows. No assurance can be given that management will be successful in its endeavors.

BACKLOG
Total contract backlog as of November 7, 1997 was approximately $2,700,000, down from $3,500,000 one year earlier. Of the current backlog, approximately $2,600,000 is for systems sales. All backlog is scheduled for production in fiscal year 1998, provided, however that no assurances can be given that all such backlog will be produced.

NEW ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share." SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the financial statements.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


ITEM 7.   FINANCIAL STATEMENTS

                 INDEX TO FINANCIAL STATEMENTS

                                                                              Page
Independent Certified Public Accountants' Report.............................  20

Financial Statements:

     Balance Sheets, July 31, 1997 and 1996..................................  21

     Statements of Operations, Years Ended July 31, 1997 and 1996............  23

     Statements of Stockholders' Equity, Years Ended July 31, 1997 and 1996..  24

     Statements of Cash Flows, Years Ended July 31, 1997 and 1996............  25

     Summary of Significant Accounting Policies..............................  27

             Notes to Financial Statements...................................  32

Independent Certified Public Accountants' Report


Scientific Measurement Systems, Inc.
Austin, Texas

We have audited the accompanying balance sheets of Scientific Measurement Systems, Inc. (the "Company") as of July 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the Financial Statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in default in connection with its line of credit agreement as disclosed in Note 3 to the Financial Statements. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
November 13, 1997

                                           Scientific Measurement Systems, Inc.

                                                                 Balance Sheets

===============================================================================
July 31,                                               1997         1996
-------------------------------------------------------------------------------

Assets

Current
  Cash and cash equivalents                          $390,213          $ 45,042
  Trade accounts receivable (Note 3)                  293,523           306,187
  Research grant receivable                           450,090           247,072
  Costs and earned profits on long-term contracts
   in excess of related billings (Note 6)             903,148           808,825
  Inventories (Note 3)                                 19,900            14,125
  Prepaid expenses and other current assets            27,667            83,281
-------------------------------------------------------------------------------

Total current assets                                2,084,541         1,504,532
-------------------------------------------------------------------------------

Property and equipment (Notes 2 and 3)              1,275,562         1,177,192

Accumulated depreciation                           (1,188,391)       (1,148,916)
-------------------------------------------------------------------------------
                                                       87,171            28,276
-------------------------------------------------------------------------------
Other assets
  Scanning equipment, less accumulated depreciation
   of $229,810 and $190,665 (Note 3)                  211,323           170,080
  Other assets, less accumulated amortization
   of $24,591 and $21,457                              70,509            52,181
  Other prepaids                                       16,655            33,309
-------------------------------------------------------------------------------
Total other assets                                    298,487           255,570
-------------------------------------------------------------------------------

                                                   $2,470,199        $1,788,378
===============================================================================



                                           Scientific Measurement Systems, Inc.

                                                                 Balance Sheets

===============================================================================

July 31,                                                 1997           1996
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                    $399,152          $436,108
  Payable to research consortium members (Note 10)     773,186           267,587
  Billings in excess of related costs and earned
   profits on long-term contracts (Note 6)             267,964           292,812
  Notes payable (Note 3)                               699,775           471,682
  Accrued vacations                                     45,560            46,174
  Accrued commissions                                   48,474            56,762
  Other accrued liabilities                             14,382            14,927
--------------------------------------------------------------------------------

Total current liabilities                            2,248,493         1,586,052
--------------------------------------------------------------------------------

Commitments (See Notes 9, 10 and 11)
--------------------------------------------------------------------------------

Stockholders' equity
  Common stock, $.05 par value; 40,000,000 shares
   authorized; 21,114,468 and 16,584,007 shares
   issued and outstanding                            1,055,723           829,200
  Additional paid-in capital                         9,253,622         8,339,675
  Deficit                                          (10,087,639)       (8,966,549)
--------------------------------------------------------------------------------
Total stockholders' equity                             221,706           202,326
--------------------------------------------------------------------------------

                                                    $2,470,199        $1,788,378
================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                       Scientific Measurement Systems, Inc.

                                                   Statements of Operations
===========================================================================
Years ended July 31,                          1997        1996
---------------------------------------------------------------------------

Contract revenues
  Tomographic system sales                $2,800,054  $1,922,698
  Scanning services                          487,646     564,213
  Field services and upgrades                435,890     678,156
-----------------------------------------------------------------
Total revenues                             3,723,590   3,165,067

Direct contract costs (Note 11)            3,630,976   2,188,660
-----------------------------------------------------------------
Gross profit                                  92,614     976,407
-----------------------------------------------------------------
Operating costs:
  Marketing                                  353,679     259,477
  Research and development                     6,606       4,964
  General and administrative                 783,497     424,003
-----------------------------------------------------------------
Total operating costs                      1,143,782     688,444
-----------------------------------------------------------------

(Loss) income from operations             (1,051,168)    287,963
-----------------------------------------------------------------

Other (income) expense:
  Interest expense                            70,973      22,843
  Interest and other income                   (1,051)    (12,310)
-----------------------------------------------------------------

Total other expense, net                      69,922      10,533
-----------------------------------------------------------------

Net (loss) income                        $(1,121,090)   $277,430
=================================================================

NET (LOSS) INCOME PER COMMON SHARE       $     (0.05)   $   0.01
=================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              22,219,344  17,106,679
=================================================================

See accompanying summary of significant accounting policies and notes to financial statements.


                                            Scientific Measurement Systems, Inc.

                                              Statements of Stockholders' Equity
================================================================================================
                                                      Additional
                                    Common Stock       Paid-In
                                 Shares    Amount      Capital          Deficit        Total
------------------------------------------------------------------------------------------------

Balance at August 1, 1995       13,030,355  $651,518  $8,316,199       $(9,243,979)  $  (276,262)

Issuance of common stock
 and stock options exercised     3,553,652   177,682      23,476                -        201,158

Net income                               -         -           -           277,430       277,430
------------------------------------------------------------------------------------------------

Balance at July 31, 1996        16,584,007   829,200   8,339,675        (8,966,549)      202,326

Issuance of common stock
 and stock options exercised     4,530,461   226,523     913,947                -      1,140,470

Net loss                                 -         -           -        (1,121,090)   (1,121,090)
------------------------------------------------------------------------------------------------
Balance at July 31, 1997     21,114,468    $1,055,723    $9,253,622   $(10,087,639)     $221,706
================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows
                                Increase (decrease) in cash and cash equivalents

================================================================================
Years ended July 31,                                       1997           1996

--------------------------------------------------------------------------------

Operating activities:
Net (loss) income                                        $(1,121,090)  $ 277,430
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
   Depreciation and amortization                              78,623      52,196
   Changes in assets and liabilities:
      Trade accounts receivable                               12,664    (360,786)
      Other receivables                                     (203,018)          -
      Costs and earned profits on long-term contracts
        in excess of related billings                        (94,323)   (731,146)
      Inventories                                             (5,775)          -
      Prepaid expenses and other current assets               55,614     (85,290)
      Other assets                                            (1,674)       (804)
      Billings in excess of related costs and earned
        profits on long-term contracts                       (24,848)    123,955
      Accounts payable and accrued expenses                  459,198     318,427
--------------------------------------------------------------------------------

Net cash used in operating activities                       (844,629)   (406,018)
--------------------------------------------------------------------------------

Net cash used in investing activities:
  Capital expenditures                                      (113,763)   (25,965)
--------------------------------------------------------------------------------

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows
                                Increase (decrease) in cash and cash equivalents

================================================================================
Years ended July 31,                       1997             1996
--------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of common stock     1,075,470       177,682
  Proceeds from exercise of stock options            -        23,476
  Borrowings from notes payable                537,702       350,682
  Repayments on borrowings                    (309,609)     (100,000)
--------------------------------------------------------------------
Net cash provided by financing activities   1,303,563        451,840
--------------------------------------------------------------------

Increase in cash and cash equivalents         345,171         19,857

Cash and cash equivalents at beginning of year 45,042         25,185
--------------------------------------------------------------------

Cash and cash equivalents at end of year     $390,213        $45,042
====================================================================


Supplemental disclosures of cash flow information:

Cash payments for interest were $71,077 and $8,000 in 1997 and 1996, respectively. No taxes were paid in 1997 and 1996.
================================================================================

Supplemental disclosure of non-cash investing and financing activities:

Assets acquired through issuance of common stock were valued at $65,000 in 1997.
================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies
================================================================================

Nature of                               Scientific Measurement Systems, Inc.
Business                                (the "Company") is a research,
                                        manufacturing and service company and
                                        is primarily engaged in the design,
                                        development, assembly and marketing
                                        of radiographic/ tomographic scanning
                                        systems used for nondestructive
                                        examination of the interior structure
                                        of various materials, and in
                                        providing contract services with
                                        respect thereto.  All operations of
                                        the Company are domestically based.

Accounting                              The preparation of financial
Estimates                               statements in conformity with
                                        generally accepted accounting
                                        principles requires management to
                                        make estimates and assumptions that
                                        affect the reported amounts of assets
                                        and liabilities and disclosure of
                                        contingent assets and liabilities at
                                        the date of the financial statements
                                        and the reported amounts of revenues
                                        and expenses during the reporting
                                        period. Actual results could differ
                                        from those estimates.

Inventories                             Inventories are stated at lower of
                                        cost (specific identification) or
                                        market and consist primarily of parts
                                        to be used in the manufacture of
                                        tomographic scanning systems.
Property and                            Property and equipment is stated at
Equipment                               cost.  Depreciation and amortization
                                        for financial statement purposes are
                                        provided by the straight-line method
                                        over estimated useful lives of two to
                                        five years for equipment and
                                        furniture and fixtures.  Improvements
                                        to building are depreciated by the
                                        straight-line method over the
                                        remaining term of the building lease.
                                        Maintenance and repairs are charged
                                        to expense as incurred.

Financial                               The carrying amount of the Company's
Instruments                             financial instruments, consisting of
                                        cash, receivables, accounts payable,
                                        payable to research consortium
                                        members, and notes payable
                                        approximates their fair value.

Scanning                                Scanning equipment is stated at cost.
Equipment                               Depreciation for financial statement
                                        purposes is provided by the
                                        straight-line method over estimated
                                        useful lives of five to ten years.

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies
================================================================================

                                        The Company holds patent rights
Patent Rights                           related to procedures for tomographic
                                        examinations which are being
                                        amortized using the straight-line
                                        method over their remaining lives.

Research and                            Expenditures for Company-sponsored
Development                             research and development are expensed
                                        as incurred.

Earnings                                Primary earnings per share amounts
(Loss) Per                              are computed based on the weighted
Share                                   average number of shares outstanding.
                                        Fully diluted earnings per share
                                        amounts are based on an increased
                                        number of shares that would be
                                        outstanding assuming conversion of
                                        the common stock options.  Stock
                                        options and warrants are not included
                                        in the computation of loss per share
                                        for 1995 since their effect would be
                                        anti-dilutive.


Cash and Cash                           For purposes of reporting cash flows,
Equivalents                             cash and cash equivalents include
                                        cash and interest bearing deposits
                                        with original maturities of three
                                        months or less.

Income Taxes                            The Company follows the liability
                                        method of accounting for income
                                        taxes. This method provides for
                                        deferred income taxes to be recorded
                                        based on enacted income tax rates in
                                        effect on the dates on which
                                        temporary differences between the
                                        financial reporting and tax bases of
                                        assets and liabilities are expected
                                        to reverse.  The effect on deferred
                                        tax assets and liabilities of a
                                        change in income tax rates is
                                        recognized in the period in which the
                                        change is determined.
Contract Revenues                       Revenues for tomographic system sales
                                        are accounted for under the
                                        percentage-of-completion method of
                                        accounting in which revenues and
                                        gross profits are recognized as work
                                        is performed based on the
                                        relationship between actual costs
                                        incurred and total estimated costs at
                                        completion. Revenues and gross profit
                                        are adjusted for revisions in
                                        estimated total contract costs and
                                        contract value in the accounting
                                        period in which the revisions are
                                        made.  Estimated losses are recorded
                                        in the period such losses are
                                        identified.  The Company recognizes
                                        revenue and costs under research

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies
================================================================================
                                        and development and scanning services
                                        contracts as the related services are
                                        performed and costs are incurred.
                                        Revenues under field services
                                        maintenance contracts are recognized on
                                        a straight-line basis over the term of
                                        the contract; related costs are expensed when incurred. Contract costs include all direct labor, material, subcontract costs and allocations of indirect overhead.

Long-Lived                              In accordance with SFAS 121, "Accounting
Assets                                  for the Impairment of Long-Lived Assets
                                        and for Long-Lived Assets to be Disposed
                                        Of", management reviews long-lived
                                        assets and intangible assets for
                                        impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of July 31, 1997 indicated there was no impairment to these assets' carrying values.

New Accounting                          On March 3, 1997, the Financial
Pronouncements                          Accounting Standards Board issued
                                        Statement of Financial Accounting
                                        Standards No. 128 "Earnings Per Share"
                                        ("SFAS No. 128"). This pronouncement
                                        provides a different method of
                                        calculating earnings per share than is
                                        currently used in accordance with APB
                                        No. 15, "Earnings Per Share". SFAS No.
                                        128 provides for calculation of "Basic"
                                        and "Diluted" earnings per share. Basic
                                        earnings per share includes no dilution
                                        and is computed by dividing income
                                        available to common shareholders by the
                                        weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company will adopt SFAS No.
                                        128 in 1998 and its implementation is
                                        not expected to have a material effect
                                        on the consolidated financial
                                        statements.

                                        Statement of Financial Accounting
                                        Standards No. 129, "Disclosure of
                                        Information about Capital Structure"
                                        ("SFAS 129") effective for periods

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies
================================================================================
                                        ending after December 15, 1997,
                                        establishes standards for disclosing
                                        information about an entity's capital
                                        structure. SFAS 129 requires disclosure
                                        of the pertinent rights and privileges
                                        of various securities outstanding
                                        (stock, options, warrants, preferred
                                        stock, debt and participation rights)
                                        including dividend and liquidation
                                        preferences, participant rights, call
                                        prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

                                        In June 1997, the Financial Accounting
                                        Standards Board issued Statement of
                                        Financial Accounting Standards No. 130,
                                        "Reporting Comprehensive Income" ("SFAS
                                        130"), which establishes standards for
                                        reporting and display of comprehensive
                                        income, its components and accumulated
                                        balances. Comprehensive income is
                                        defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                        SFAS 130 is effective for financial
                                        statements for periods beginning after
                                        December 15, 1997 and requires
                                        comparative information for earlier
                                        years to be restated. Because of the
                                        recent issuance of this standard,
                                        management has been unable to fully
                                        evaluate the impact, if any, the
                                        standard may have on future financial
                                        statement disclosures. Results of
                                        operations and financial position,
                                        however, will be unaffected by
                                        implementation of this standard.

                                        In June 1997, the Financial Accounting
                                        Standards Board issued SFAS No. 131,
                                        "Disclosures about Segments of an
                                        Enterprise and Related Information",
                                        ("SFAS 131") which supersedes SFAS No.
                                        14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies
================================================================================

                                        selected information about operating
                                        segments interim financial statements
                                        issued to the public. It also
                                        establishes standards for disclosures
                                        regarding products and services,
                                        geographic areas and major customers.
                                        SFAS 131 defines operating segments as
                                        components of a company about which
                                        separate financial information is
                                        available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                        SFAS 131 is effective for financial
                                        statements for periods beginning after
                                        December 15, 1997 and requires
                                        comparative information for earlier
                                        years to be restated. Because of the
                                        recent issuance of this standard,
                                        management has been unable to fully
                                        evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Stock Options                           The Company accounts for stock options
and Warrants                            and warrants issued to employees in
                                        accordance with APB 25, "Accounting for
                                        Stock Issued to Employees". The Company
                                        follows FASB Statement 123, "Accounting
                                        for Stock-Based Compensation" ("SFAS No.
                                        123") for financial statement disclosure purposes and for the issuance of options and warrants to non-employees for services rendered.

Reclassification                        Certain amounts previously reported
                                        have been reclassified to conform to
                                        current year presentation.

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

1.  Going Concern                                              The accompanying financial statements have been prepared in
    Uncertainty                                                conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.
                                                               However, the Company incurred a net loss of $1,121,090 in 1997 and negative cash flows from operations in 1997 and 1996 of $844,629 and
                                                               $406,018, respectively.  In addition, the Company is in default in connection with its line of credit agreement (see Note 3).  At July
                                                               31, 1997, current liabilities exceeded current assets by
                                                               approximately $164,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                               Management expects a return to profitable operations in 1998 and will seek alternative sources of financing to provide additional working capital.  Should the Company be unable to achieve the anticipated level of revenues in 1998, management would anticipate reducing expenditures in marketing and administration to preserve positive cash flows.  No assurance can be given that management will be successful in its endeavors.
2.  Property                                                   The major classes of property and equipment as of July 31 are as
    and                                                        follows:
    Equipment
                                                                                                           1997          1996
                                                               ------------------------------------------------------------------

                                                               Equipment                                $1,116,886     $1,071,608
                                                               Furniture and fixtures                      104,285        104,285
                                                               Improvements to building                     54,391          1,299
                                                               ------------------------------------------------------------------

                                                                                                        $1,275,562     $1,177,192
                                                               ==================================================================

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================




3.  Notes                                                      Notes payable at July 31 consisted of the following:
    Payable
                                                                                                                  1997      1996
                                                              --------------------------------------------------------------------
                                                               Eximbank note payable in default
                                                               and due on demand, secured by certain
                                                               foreign accounts receivable, inventories,
                                                               and property and equipment; interest
                                                               payable at prime (8.5% at July 31, 1997)
                                                               plus 5%.                                       $  629,775  $  92,073

                                                               Note payable to a bank due December
                                                               18, 1997; interest at 11%.                         70,000     80,000

                                                               18% note payable; paid off in 1997.                     -    233,609

                                                               8% note payable; paid off in 1997.                      -     41,000

                                                               11% director note payable; paid off in 1997.            -     25,000
                                                               --------------------------------------------------------------------

                                                                                                               $  699,775 $ 471,682

                                                               =====================================================================


4.  Stockholders'                                              The Company has authorized 40,000,000 shares of common stock, $0.05
    Equity                                                      par value.  Additionally, the Company has authorized 2,000,000 shares of preferred stock, $0.15 par value.  As of July 31, 1997, no preferred stock has been issued or is outstanding.

                                                               In November 1996, the Company completed limited offerings of
                                                               1,960,732 shares of common stock pursuant to Regulation S of the
                                                               Securities Act of 1933.  Net proceeds of approximately $1,080,000 were primarily used for general corporate needs.


                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               The Company agreed to compensate a sales agent of the limited offering 10% of the gross dollars raised as a fee.  In addition, the
                                                               Company agreed to grant the sales agent 150,000 stock purchase warrants exercisable at $0.875.  These agent warrants may be exercised for a period of five years with no call provisions and piggyback registration rights and a one-time demand registration after twelve months.

5.  Stock Options                                              On February 16, 1990, the Board of Directors approved the 1990 Stock
                                                               Option Plan ("1990 Plan").  The 1990 Plan is administered by a Stock
                                                               Option Committee which consists of not less than three members of the Board of Directors.  The 1990 Plan reserves 2,500,000 shares of the Company's common stock and provides for the grant of incentive stock options, non-qualifying stock options and stock appreciation rights ("SARs") to certain key employees of the Company, and to certain other individuals.  Options and SARs will be awarded at the discretion of the Stock Option Committee.

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

                                                               On December 12, 1996, the Board of Directors approved the 1996
                                                               Incentive Plan (the "1996 Plan").  The 1996 Plan is administered by a Stock Option Committee which consists of not less than two non-employee directors.  The 1996 Plan reserves 3,000,000 shares of the Company's common stock and provides for the grant of incentive stock options, nonstatutory options,


                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               restricted stock awards, and SARs to certain key employees of the
                                                               Company, and to certain other individuals. Options, stock awards, and
                                                               SARs will be awarded at the discretion of the Stock Option Committee.


                                                               The 1996 Plan prohibits the grant of options thereunder after
                                                               December 12, 2006. The Stock Option Committee also determines the expiration dates of options granted provided that all options must be exercised within 10 years of the date of grant. The price at which options may be exercised is determined by the Stock Option Committee but in no event may the price be less than the fair market value of the underlying common stock on the date of grant.

                                                               During fiscal 1996, the Board of Directors approved awards of 775,000 options to employees which were not awarded pursuant to any formal plan. All options were granted at fair value at date of issuance.
                                                               Certain options vested immediately and others will vest over a period of three years. The options awarded in fiscal 1996 expire on August
                                                               1, 2000.

                                                               During fiscal 1997, the Board of Directors approved awards of 700,000 options to employees which were awarded under the 1996 Plan. All options were granted at fair market value at date of issuance. The options will vest over a period of three years and will expire
                                                               December 19, 2006.

                                                               During fiscal 1997, the Board of Directors also approved awards of
                                                               600,000 options to eight non-employee directors. These options were not awarded pursuant to any formal plan. All options were granted at fair value at date of issuance. The options vested immediately and will expire August 25, 2006. Two directors chose to return their option agreements to the Company unexercised during fiscal 1997.

                                                               As of July 31, 1997, 2,423,681 shares of common stock were under option, with exercise prices ranging from $0.1406 to $0.8900;
                                                               1,973,681 of these options were exercisable at July 31, 1997.

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               A summary of the status of the Company's stock options as of July 31 is presented below:

                                                                                                   1997                1996
                                                                                            -------------------   -----------------
                                                                                                      Weighted            Weighted
                                                                                             Number    Average    Number   Average
                                                                                              of      Exercise     of     Exercise
                                                               Options                      Shares      Price    Shares     Price
                                                               -------------------------------------------------------------------
                                                               Outstanding and
                                                                exercisable at
                                                                beginning of year          4,119,352    $0.17   4,959,950   $ 0.16
                                                               Granted                     1,300,000     0.88     775,000     0.24
                                                               Exercised                  (2,510,671)    0.17  (1,487,266)    0.17
                                                               Forfeited                    (485,000)    0.77    (128,332)    0.23
                                                               -------------------------------------------------------------------
                                                               Outstanding and
                                                                exercisable at
                                                                end of year                2,423,681    $0.43   4,119,352   $ 0.17
                                                               ===================================================================

                                                               The following table summarizes the information about the stock options as of July 31, 1997.

                                                                          Weighted
                                                                           Average
                                                                           Number     Remaining   Weighted      Number   Weighted
                                                               Range of   Outstand-  Contractual   Average   Exercisable  Average
                                                               Exercise    ing at        Life     Exercise        at     Exercise
                                                                Price      July 31      (Years)     Price      July 31     Price
                                                               -------------------------------------------------------------------
                                                               $0.1406        32,000       1        $0.1406       32,000   $0.1406
                                                               $0.1500     1,050,641       3        $0.1500    1,050,641   $0.1500
                                                               $0.2250       141,040       1        $0.2250      141,040   $0.2250
                                                               $0.2400       300,000       3        $0.2400      300,000   $0.2400
                                                               $0.8600       450,000       5        $0.8600      450,000   $0.8600
                                                               $0.8900       450,000       9        $0.8900      450,000   $0.8900
                                                               -------------------------------------------------------------------

                                                               $0.1406-
                                                               $0.8900     2,423,681       4       $0.4300    2,423,681   $0.4300
                                                               ==================================================================

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                              SFAS No. 123 requires the Company to provide pro forma information regarding net (loss) income applicable to common stockholders and
                                                              (loss) income per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.

                                                              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and
                                                              1996 as follows: dividend yield of 0%; expected volatility of 100%;
                                                              risk-free interest rates ranging from 5.44% to 6.34%; and expected lives ranging from 2 to 3 years. The weighted fair value of options granted in 1997 ranged from $0.58 to $0.47 per share and the weighted fair value of options granted in 1996 was $0.13 per share.

                                                              Under the accounting provisions of SFAS No. 123, the Company's net
                                                              (loss) income applicable to common stockholders and (loss) income per share would have been increased/decreased to the pro forma amounts indicated below:

                                                                                                       1997              1996
                                                              ------------------------------------------------------------------
                                                              Net (loss) income applicable to
                                                                common stockholders:
                                                                  As reported                      $(1,121,090)         $277,430
                                                                  Pro forma                         (1,809,090)          176,680

                                                              (Loss) income per share:
                                                                  As reported                      $      (.05)         $    .01
                                                                  Pro forma                               (.08)              .01
                                                              ==================================================================

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

6. Contract
   Revenues



                                                               The Company's revenues have been derived from certain major customers
                                                               (greater than 10% of total revenues) as follows:

                                                               Customer     1997   1996
                                                               ----------   -----  -----
                                                               A             31%     0%
                                                               B             24%     3%
                                                               C             14%     7%
                                                               D              5%    12%
                                                               E              4%    20%
                                                               F              0%    17%

                                                               The Company had export revenues of approximately $910,000 and $82,000 to Japan, $1,156,000 and $400 to Germany, $117,000 and $-0- to
                                                               Switzerland, $-0- and $22,000 to China, and $531,000 and $230,000 to
                                                               Italy during fiscal 1997 and 1996, respectively. Revenues derived either as a prime contractor or subcontractor to prime contractors to the U. S. Government were 8% and 47% of total revenues during fiscal
                                                               1997 and 1996, respectively.

                                                               Contracts in progress consist of the following:

                                                               July 31,           1997                           1996
                                                               -------------------------------------------------------------------
                                                               Costs and estimated earnings                $3,526,572  $2,090,674
                                                                 Billings                                   2,891,388   1,574,661
                                                               -------------------------------------------------------------------

                                                                                                           $  635,184  $  516,013
                                                               ==================================================================

                                                               Included in the balance sheet:
                                                                  Costs and earned profits on long-
                                                                    term contracts in excess of
                                                                    related billings                       $  903,148   $  808,825
                                                                  Billings in excess of related
                                                                    costs and earned profits on
                                                                    long-term contracts                      (267,964)    (292,812)
                                                               -------------------------------------------------------------------

                                                                                                           $  635,184   $  516,013

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.


7. Income                                                      Temporary differences represent the cumulative taxable or deductible
   Taxes                                                       amounts recorded in the financial statements in different years than recognized in the tax returns.

                                                               The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                               July 31,                                     1997           1996
                                                               ------------------------------------------------------------------

                                                               Accrued expenses                        $    15,000  $      36,400
                                                               ------------------------------------------------------------------

                                                               Total current deferred income tax asset      15,000         36,400
                                                               ------------------------------------------------------------------

                                                               Depreciation                                (17,000)             -
                                                               Operating loss carryforward               3,396,000      2,933,300
                                                               Tax credit carryforward                     137,000        137,100
                                                               ------------------------------------------------------------------

                                                                                                         3,531,000      3,106,800

                                                               Valuation allowance                      (3,531,000)    (3,106,800)
                                                               ------------------------------------------------------------------

                                                               Total net deferred income tax asset     $         -  $           -
                                                               ==================================================================


                                                               At July 31, 1997 the Company has available for federal income tax reporting purposes approximately $9,988,000 of net operating loss carryforwards of which $32,000 expires in 1999, $483,000 expires in
                                                               2000 with the balance expiring in varying amounts in 2001 through
                                                               2012. The Company uses accelerated depreciation for federal income tax purposes. Also, the Company has approximately $137,000 of tax credit carryforwards expiring from 1998 to


                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               2001. Approximately $7,000 in tax credit carryforwards expired in
                                                               1997. The Company utilized $157,647 of deferred tax benefit in 1996 attributable to the application of the net operating loss
                                                               carryforward to current taxable income. Under the Tax Reform Act of
                                                               1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards which may be utilized if there are substantial changes in the ownership of the
                                                               Company.

                                                               SFAS 109 requires the recording of a valuation allowance when it is
                                                               "more likely than not that some portion or all of the deferred tax assets will not be realized". It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years". The ultimate realization of this deferred income tax asset depends upon the ability to generate sufficient taxable income in the future. There was a 100% valuation allowance for the years ended July
                                                               31, 1997 and 1996.

8.  Related Party                                              In 1981 the Company purchased from various stockholders certain
    Transactions                                               technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $10,157 and $13,291 are included in other assets at
                                                               July 31, 1997 and 1996. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the
                                                               Company of a perpetual, non-exclusive, royalty free license to the patents.

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

                                                               During fiscal year 1997, the Company purchased a scanner from a
                                                               Director of the Company. The Company issued 500,000 shares of common stock to the Director in exchange for the scanner .


                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

9.  Leases                                                     The Company entered into a lease agreement for office and
                                                               manufacturing space. The lease is for an initial three year period, with two three year options to renew the lease at then market prices.
                                                               Lease expense for 1997 and 1996 was $91,175 and $71,634,
                                                               respectively.

                                                               Future minimum payments, by fiscal year and in the aggregate for leases of office and manufacturing space and equipment consist of the following:

                                                               1998                                             $  31,617
                                                               1999                                                28,804
                                                               2000                                                17,893
                                                               --------------------------------------------------------------------

                                                               Total minimum lease payments                     $  78,314
                                                               ====================================================================

10.  Research and                                              In 1996, the Company formed a consortium with General Motors, General
     Development                                               Electric and EG&G to develop scanning technology that is capable of
     Consortium and                                            tomographical scanning 100 times faster than current systems. The
     Grant                                                     Company is the project leader of the consortium and has sole commercialization rights, except for medical applications, for the new technology.

                                                               Under the terms of the consortium agreement, approximately 30 advanced detector panels will be produced by the consortium which will require aggregate funding of $7,660,000. In February 1996, the consortium was awarded a grant from the U.S. Department of Commerce
                                                               National Institute of Standards and Technology ("NIST") under their
                                                               Advanced Technology Program. The terms of the grant provide that NIST will contribute 49% of the consortium's funding requirement or
                                                               $3,753,000 as a grant to the consortium. The terms of the consortium agreement also stipulate that the Company will reimburse General
                                                               Electric for its costs not reimbursed by NIST (approximately
                                                               $1,526,000), over a three-year period. Further, the Company will invest an additional $1,219,000 into the project. During 1997 and
                                                               1996, the Company incurred approximately $194,600 and $87,200, respectively, under the project net of reimbursement from NIST.

                                                                                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                                                       NOTES TO FINANCIAL STATEMENTS

====================================================================================================================================

                                                               Through July 31, 1997, the Company, acting as project leader, has collected grants approximating $1,313,000 from NIST as reimbursement for costs incurred by other consortium members, of which $540,100 has been repaid to such members. Accordingly, at July 31, 1997 the
                                                               Company had amounts payable to consortium members, (primarily General
                                                               Electric) of $773,186.

11.  Changes in                                                During fiscal year 1997, the Company completed construction and made
     Estimates                                                 delivery of a scanning system pursuant to a purchase order from a foreign customer. Due to technical complications, the customer did not accept the system, and the system was returned to the Company for further work. This rework has been completed, and the Company is presently attempting to negotiate final product acceptance with the customer. Total contract revenues and direct contract costs recognized for this project are $761,196 and $562,942, respectively, through fiscal year 1997. Pending the final acceptance of this system by the customer, the Company has recorded a reserve in fiscal year
                                                               1997 for an amount representing gross profit for the system since contract inception. The effect of the reserve increased the net loss for 1997 by $198,254.

                                                               During fiscal year 1997, the Company changed its estimate of percentage-of-completion on one contract, increasing the contract costs and estimated costs to complete. This change was implemented to better match revenues and expenses over the term of the contract. The change in estimate was made prospectively and the effect of the change on 1997 results was to increase net loss by $41,207.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                   PART III


 ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Information concerning the Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on January 29, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the headings "Nominees for Election as Directors" and "Executive Officers."


 ITEM 10.         EXECUTIVE COMPENSATION

   Information concerning the Executive Compensation is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on January 29, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Executive Compensation."


 ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning the Security Ownership of Certain Beneficial Owners and Management is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on January 29, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


 ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning Certain Relationships and Related Transactions is incorporated by reference from the Company's definitive Proxy Statement and related materials in connection with the annual meeting of shareholders on January 29, 1998. The incorporated portions consist of all of the disclosures that appear in that Proxy Statement under the heading "Certain Relationships and Related Transactions."

 ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.
                                                                      Page
1. Financial Statements:

        Independent Certified Public Accountants' Report............... 20

        Balance Sheets, July 31, 1997.................................. 21

        Statements of Operations, Years Ended July 31, 1997 and 1996... 23

        Statements of Stockholders' Equity, Years Ended
         July 31, 1997 and 1996........................................ 24

        Statements of Cash Flows, Years Ended July 31, 1997 and 1996... 25

        Summary of Significant Accounting Policies..................... 27

        Notes to Financial Statements.................................. 32

2. Exhibits:

                                                                         Incorporated by
Number                       Description                                   Reference to
------  -----------------------------------------------------  ------------------------------------
   3.1  Restated Articles of Incorporation                     Exhibit 3.1 to the Registration
                                                               Statement on Form S-18 effective
                                                               March 5, 1985
                                                               (File No. 2-94269-FW)
  3.1A  Amendment to Articles of Incorporation                 Exhibit 3.1A to the Annual Report
                                                               on Form 10-K for the Fiscal Year Ended
                                                               July 31, 1991
   3.2  By-laws                                                Exhibit 3.2 to the Registration
                                                               Statement on Form S-18 effective
                                                               March 5, 1985
                                                               (File No. 2-94269-FW)
  3.2A  Amendment to By-laws                                   Exhibit 3.2A to the Annual Report
                                                               on Form 10-K for the Fiscal Year Ended
                                                               July 31, 1991
   4.1  Form of Common Stock Certificate                       Exhibit 4.1 to the Registration
                                                               Statement on Form S-18 effective
                                                               March 5, 1985
                                                               (File No. 2-94269-FW)
  10.8  Form of Employee Agreement (Non-Disclosure)            Exhibit 10.10 to the Registration
                                                               Statement on Form S-1 effective
                                                               September 9, 1986
                                                               (File No. 33-6220)
  10.9  1983 Incentive Stock Option Plan                       Exhibit 10.18 to the Registration
                                                               Statement on Form S-18 effective
                                                               March 5, 1985
                                                               (File No. 2-94269-FW)

                                                                         Incorporated by
Number                       Description                                   Reference to
------  -----------------------------------------------------  ------------------------------------
 10.10  Letter agreements dated November 20, 1987 and          Exhibit 10.14 to the Company's
        October 7, 1988 between the Registrant and             Annual Report on Form 10-K for the
        Bethlehem Steel Corporation for the development        fiscal year ended July 31, 1988
        and sale of a tomographic system.  Portions of
        these letter contracts have been omitted and filed
        separately with the Commission together with an
        application for confidential treatment

 10.11  1990 Incentive Stock Option Plan                       Exhibit A to Proxy Statement for
                                                               1990 Annual Meeting of
                                                               Shareholders filed October 29, 1990

 10.12  Mutual License Agreement dated May 5, 1993             Exhibit 10.12 to the Company's
        between the Registrant and Bethlehem Steel             Annual Report on Form 10-KSB for
        Corporation                                            the fiscal year ended July 31, 1995

 10.13  Frost National Bank letter dated October 25, 1995      Exhibit 10.13 to the Company's
        regarding Term Note                                    Annual Report on Form 10-KSB for
                                                               the fiscal year ended July 31, 1995

 10.14  Notes dated May 8, 1995, May 31, 1995 and June         Exhibit 10.14 to the Company's
        16, 1995 in the principal amounts of $50,000,          Annual Report on Form 10-KSB for
        $30,000 and $10,000 respectively, all payable by       the fiscal year ended July 31, 1995
        Registrant to Mr. Howard L. Burris, Jr.

 10.15  Note dated June 5, 1996, in the principal amount       Exhibit 10.15 to the Company's
        of $25,000 payable to Thomas Prud'homme                Annual Report on Form 10-KSB for
                                                               the fiscal year ended July 31, 1996

 10.16  Note dated July 12, 1996, in the principal amount      Exhibit 10.16 to the Company's
        of $233,608.70 payable to Ulster Investments,          Annual Report on Form 10-KSB for
        Ltd. and related loan documents                        the fiscal year ended July 31, 1996

 10.17  Volumetric Computed Tomography Consortium              Exhibit 10.17 to the Company's
        Collaboration Agreement dated December 1995            Annual Report on Form 10-KSB for
                                                               the fiscal year ended July 31, 1996

 10.18  Volumetric Computed Tomography Consortium              Exhibit 10.18 to the Company's
        Commercialization Agreement dated December             Annual Report on Form 10-KSB for
        1995                                                   the fiscal year ended July 31, 1996

 10.19  Amendment to U.S. Department of Commerce               Exhibit 10.19 to the Company's
        National Institute of Standards and Technology         Annual Report on Form 10-KSB for
        Financial Assistance Award dated January 19,           the fiscal year ended July 31, 1996
        1996

                                                                         Incorporated by
Number                       Description                                   Reference to
------  -----------------------------------------------------  ------------------------------------

 10.20  Promissory Note dated June 15, 1996 to Wells           Exhibit 10.20 to the Company's
        Fargo HSBC Trade Bank, N.A. in the principal           Annual Report on Form 10-KSB for
        amount of $1,250,000.00; Security Agreement            the fiscal year ended July 31, 1996
        dated June 15, 1996 between the Company and
        Wells Fargo HSBC Trade Bank, N.A.
 10.21  Note dated January 25, 1996 to Jenkens &               Exhibit 10.21 to the Company's
        Gilchrist, P.C. in the principal amount of $52,000     Annual Report on Form 10-KSB for
                                                               the fiscal year ended July 31, 1996
 10.22  U. S. Department of Commerce National Institute                        N/A
        of Standards and Technology Financial Assistance
        Award dated September 26, 1995

 10.23  1996 Incentive Stock Option Plan                                       N/A

 10.24  Amendment to U.S. Department of Commerce                               N/A
        National Institute of Standards and Technology
        (NIST) Financial Assistance Award dated
        effective September 1, 1997

 10.25  Letter from Frost National Bank dated August 5,                        N/A
        1997 and Promissory Note dated July 21, 1997

 10.26  EXIM Guaranteed Loan Agreement dated June                              N/A
        15, 1996

 10.27  First Amendment to EXIM Guaranteed Loan                                N/A
        Agreement dated as of August 1, 1996 between
        the Company and Wells Fargo HSBC Trade Bank,
        N.A. and Promissory Note dated August 1, 1996
        payable to Wells Fargo HSBC Trade Bank, N.A.

 10.28  Second Amendment to EXIM Guaranteed Loan                               N/A
        Agreement dated as of June 15, 1997 between the
        Company and Wells Fargo HSBC Trade Bank,
        N.A. and Promissory Noted dated June 15, 1997
        payable to Wells Fargo HSBC Trade Bank, N.A.

 10.29  First Amendment to Security Agreement dated                            N/A
        June 15, 1997 between the Company and Wells
        Fargo HSBC Trade Bank, N.A.

 10.30  Registration Rights Agreement dated May 8, 1995                        N/A
        between the Company and Howard L. Burris, Jr.

                                                                         Incorporated by
Number                       Description                                   Reference to
------  -----------------------------------------------------  ------------------------------------

 10.31  Third Amendment to EXIM Guaranteed Loan
        Agreement dated as of July 31, 1997
        between the Company and Wells
        Fargo HSBC Trade Bank, N.A. and
        Promissory Note dated July 31, 1997,
        payable to Wells Fargo HSBC Trade
        Bank, N.A.

10.32   Second Amendment to Security Agreement
        dated July 31, 1997 between the
        Company and Wells Fargo HSBC
        Trade Bank, N.A.


  24.1  Consent of Independent Accountants                                     N/A

  25.1  Power of Attorney                                                      N/A

(b)     Reports on Form 8-K.

        None filed during the last quarter of the period.

(c)     Exhibits.

        The exhibits described in Item 13(a)(2), above, and identified as being filed herewith, are filed as a part of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending July 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin and State of Texas, on the 19th day of December, 1997.

                                       SCIENTIFIC MEASUREMENT SYSTEMS, INC.

By: /s/ HOWARD L. BURRIS, JR.          By: /s/ HOWARD L. BURRIS, JR.
   ----------------------------------     -----------------------------------
   Howard L. Burris, Jr.                   Howard L. Burris, Jr.
   President and Chief Executive Officer   Acting Principal Financial and
                                             Accounting Officer

                     POWER OF ATTORNEY TO SIGN AMENDMENTS

      KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Howard L. Burris, Jr. his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Scientific Measurements Systems, Inc. Form 10-KSB, Annual Report, for year ending July 31, 1997, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                        Title                     Date
    ---------                        -----                     ----

/s/Howard L. Burris   President, Chief Executive Officer  December 19, 1997
----------------------    and Director
Howard L. Burris, Jr.


/s/Howard L. Burris   Acting Principal Financial and      December 19, 1997
----------------------    Acccounting Officer
Howard L. Burris, Jr.


/s/Larry Secrest              Director                    December 19, 1997
----------------------
Larry Secrest


/s/Burton W. Kanter           Director                    December 19, 1997
----------------------
Burton W. Kanter


/s/James W. Kenney            Director                    December 19, 1997
----------------------
James W. Kenney


/s/Phillips A. Moore          Director                    December 19, 1997
----------------------
Phillips A. Moore


/s/Thomas Prud'homme          Director                    December 19, 1997
---------------------
Dr. Thomas Prud'homme


                              Director                    December  , 1997
----------------------
Nancy R. Woodward