Form 10QSB
period 1997-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1998-01-08
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM . . . . . . . . . . . . TO . . . . . . . . . . .

FOR THE QUARTER ENDED OCTOBER 31, 1997            COMMISSION FILE NUMBER 0-14100


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [_] No [_]

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
                                                    SHARES OUTSTANDING AS OF
              TITLE OF CLASS                           DECEMBER 12, 1997
              --------------                           -----------------
$0.05 Par Value Common Stock                               21,114,468

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---
================================================================================

                                     INDEX


Part I - Financial Information
------------------------------


Item 1:   Financial Statements (Unaudited):

                       Condensed Balance Sheet:
                        October 31, 1997 and July 31, 1997.................... 3

                       Condensed Statement of Operations:
                        Three Months Ended October 31, 1997 and 1996.......... 4

                       Statement of Cash Flows:
                        Three Months Ended October 31, 1997 and 1996.......... 5

                       Notes to Condensed Financial Statements................ 6

Item 2:   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................... 7


Part II - Other Financial Information
-------------------------------------

Items 1 - 6................................................................... 9

Signatures................................................................... 10

                            Condensed Balance Sheet
                                 (In thousands)


                                                         October 31,   July 31,
                                                             1997        1997
                                                         ------------  ---------
                                                         (Unaudited)
                        ASSETS
Current assets:
  Cash..............................................        $    303   $    390
  Trade accounts receivable, net....................             343        294
  Research Grant Receivables........................              75        450
  Costs and earned profits on long-term
  contracts in excess of related billings...........             906        903
  Inventory.........................................              24         20
  Prepaid expenses..................................              74         28
                                                            --------   --------
     Total current assets...........................           1,725      2,085
Property and equipment, net.........................              76         87

Scanning equipment, net.............................             288        211
Other assets, net...................................              89         87
                                                            --------   --------
                                                            $  2,178   $  2,470
                                                            ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts....................        $    306   $    268
  Accrued commissions...............................              48         48
  Accounts payable and accrued expenses.............           1,261      1,232
  Notes payable.....................................             690        700
                                                            --------   --------
      Total current liabilities.....................           2,305      2,248
                                                            --------   --------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
 shares authorized; issued and outstanding
   21,114,468 and 21,114,468, respectively..........           1,056      1,056
  Additional paid-in capital........................           9,229      9,254
  Accumulated deficit...............................         (10,412)   (10,088)
                                                            --------   --------
      Total stockholders' equity....................            (127)       222
                                                            --------   --------
                                                            $  2,178   $  2,470
                                                            ========   ========



The accompanying notes are an integral part of these financial statements.

                       Condensed Statement of Operations
               (In thousands except share and per share amounts)
                                  (Unaudited)


                                                  Three Months   Three Months
                                                      Ended          Ended
                                                   October 31,    October 31,
                                                      1997           1996
                                                  -------------  -------------
Contract revenues:
 Tomographic system sales.....................          $   289        $   854
 Service contracts and upgrades...............              154            203
                                                        -------        -------
  Total revenues..............................              443          1,057

Direct contract costs.........................              463            948
                                                        -------        -------
Gross profit..................................              (20)           109
                                                        -------        -------
Operating costs:
 Marketing....................................               79            144
 General and administrative...................              202            221
                                                        -------        -------
  Total operating costs.......................              281            365
                                                        -------        -------
Income (loss) from operations.................
                                                          ( 301)          (256)
                                                        -------        -------
Other expense (income):
 Interest expense.............................               23             19
 Interest and other income....................                0              0
                                                        -------        -------
   Other - net................................               23             19
                                                        -------        -------

Net income (loss).............................          $ ( 324)       $  (275)
                                                        =======        =======

Weighted average shares outstanding...........           21,114         16,930
                                                        =======        =======

Net income (loss) per share...................          $( 0.02)       $( 0.02)
                                                        =======        =======



The accompanying notes are an integral part of these financial statements.

                            Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months       Three Months
                                                       Ended October 31,  Ended October 31,

                                                             1997               1996
                                                             ----               ----
Operating activities:
  Net income (loss)..................................       $(324)             $(275)
  Adjustments to reconcile net income................
   to net cash used in operating activities:
     Depreciation and amortization...................          22                 14
     Changes in operating assets and liabilities:
       Trade accounts receivable.....................         325                181
       Costs and earned profits on long-term
        contracts in excess of related billings......          (2)              (702)
       Prepaid expenses and other current assets.....         (50)               (14)
       Other assets..................................           0                  0
       Accounts payable and accrued expenses.........          29                346
       Billings in excess of related costs
        and earned profits on long-term contracts....          38                223
                                                            -----              -----
   Net cash flows provided by (used in) operating
    activities.......................................          38               (227)
                                                            -----              -----

Investing activities:
  Capital expenditures...............................         (90)              (108)
                                                            -----              -----

   Net cash flows used in investing activities.......         (90)              (108)
                                                            -----              -----

Financing activities:
  Proceeds from Issuance of Common Stock.............         (25)                78
  Borrowings under line of credit....................           0                329
  Repayments under line of credit....................         (10)                 0
  Principal payments on long-term debt...............           0                  0
                                                            -----              -----

Net cash flows provided by (used in) financing
  activities.........................................         (35)               407
                                                            -----              -----

Net increase in cash and cash equivalents............         (87)                72

Cash and cash equivalents at beginning of period.....         390                 45
                                                            -----              -----
Cash and cash equivalents at end of period...........       $ 303              $ 117
                                                            =====              =====


The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997 as filed with the Securities and Exchange Commission.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                   THREE MONTHS ENDED OCTOBER 31,
                                 ---------------------------------------------------------------
                                                1997                            1996
                                 -------------------------------- ------------------------------
                                   Dollar     % of     % Change    Dollar     % of     % Change
                                   Amount    Total    from Prior   Amount    Total    from Prior
                                   (000s)   Revenue      Year      (000s)   Revenue      Year
                                   -------  -------   ----------   ------   -------   ----------
Contract revenues:
 System sales...................     $ 289    65.24%      -66.16%  $  854     80.79%      123.56%
 Service contracts and upgrades.       154    34.76%      -24.14%     203     19.21%      -30.72%
                                   -------  -------   ----------   ------   -------   ----------
    Total revenues..............       443   100.00%      -58.09%    1057     100.0%       56.59%

Contract costs..................       463   104.51%      -51.16%     948     89.69%      161.16%
                                   -------  -------   ----------   ------   -------   ----------

Gross profit....................       (20)   -4.51%     -118.35%     109     10.31%      -65.06%
                                   -------  -------   ----------   ------   -------   ----------
Operating costs:
  Marketing.....................        79    17.83%      -45.14%     144     13.62%      182.35%
  General and administrative....       202    45.60%       -8.60%     221     20.91%      151.14%
                                   -------  -------   ----------   ------   -------   ----------
    Total operating costs.......       281    63.43%      -23.01%     365     34.53%      162.59%
                                   -------  -------   ----------   ------   -------   ----------

Income (loss) from operations...      (301)  -67.95%      -17.58%    (256)   -24.22%     -247.98%
                                   -------  -------   ----------   ------   -------   ----------
Other (income) expense:
  Interest expense..............        23     5.19%       21.05%      19      1.80%      375.00%
  Interest and other income.....         0     0.00%         N/M        0      0.00%         N/M
       Other - net..............        23     5.19%       21.05%      19      1.80%      533.33%
                                   -------  -------   ----------   ------   -------   ----------

Net income (loss)...............   $  (324)  -73.14%      -17.82%  $ (275)   -26.02%     -261.76%
                                   =======  =======   ==========   ======   =======   ==========

__________________

N/M - Not meaningful

RESULTS OF OPERATIONS

Fiscal 1998 first quarter total contract revenues decreased 58% to $443,000 from $1,057,000 in the first quarter of fiscal 1997. A 66% reduction in system sales revenue was the main factor in the decrease.

Gross profit (revenue less direct contract cost) for the first quarter as a percentage of revenues was -4.5% in 1998 as compared to 10.3% in the first quarter of 1997. This decline is due to the Company's near completion of existing contracts combined with a reduction in revenue recognized from contracts entered during the quarter. Although the Company ended the quarter with substantially comparable sales backlog to the same period a year ago ($2,400,000 in the current quarter compared with $2,500,000 a year ago), the timing of the orders limited revenue recognition within the quarter. The Company was also forced to expend time to complete work on older projects which had little or no remaining revenue recognition potential for the quarter.

First quarter total operating costs as a percentage of revenues increased to 63.43% in 1998 from 34.53% in 1997, although total dollars decreased to $281,000 in 1998 from $365,000 in 1997. The increase in percentage of revenues is attributable to the significantly lower revenue recognized in the first quarter of 1998 compared to 1997. The dollar amounts for total operating costs decreased from the first quarter of 1997 to the first quarter of 1998 because commission expenses for Marketing were much higher in 1997 due to greater recognized revenue, and travel expenses for Marketing were significantly higher in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997, the Company had negative net working capital of $580,000 compared to negative net working capital of $163,000 at July 31, 1997. During the three months ended October 31, 1997, the Company had cash provided by operations of $38,000, compared to cash used in operations of $227,000 in the prior year period. During the three months ended October 31, 1997 and 1996, the Company used $35,000 and generated $407,000, respectively, from financing activities. The generation of cash in the 1996 period from financing activities was due mainly from the issuance of the Company's common stock and borrowings under a bank line of credit. As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. In addition, during the first quarter of fiscal 1997, the Company borrowed an additional $329,000 under a bank line of credit to support the production of export sales. The use of cash for financing activities in 1997 was due mainly to efforts to secure additional financing.

Total contract backlog at October 31, 1997 was approximately $2,403,000, down slightly from $2,500,000 for the same period in 1996. Of the current backlog, $2,082,000 is for SMARTSCAN system sales. Management is actively pursuing several system sales opportunities, and is cautiously optimistic that such activity will result in additional system sales contracts; however, no assurance can be given regarding any potential sales.

Because of the contract backlog, management believes that the Company has the ability to meet its cash requirements through fiscal 1998. The Company's liquidity position thereafter will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position. Also at October 31, 1997, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. Default was caused by the inability, to date, of the Company to collect, in a timely fashion, a final 90% payment of approximately $700,000 pursuant to the Company's prior delivery of an export customer's system. The Company has borrowed $630,000 from a bank with the receivable from the export customer as collateral. The Company has resolved certain technical and performance issues raised by the customer, and expects to receive a modified purchase order from the customer for a reduced purchase
price.   Management has negotiated with the bank to extend the maturity of the loan to January 31, 1998 by assigning certain receivables to provide additional security for the debt.

Over the next several years, the Company will need significant additional financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 10 to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 1997, pursuit of this project requires funding for the Company's portion of the project in the approximate amount of $2,745,000 and the Company owes approximately $1,493,000 ($773,000 of which is currently due to General Electric and $720,000 which will be due to General Electric upon the Company's receipt of the detector panels) in contract expenses to consortium members. This amount is expected to increase to a total of $2,745,000 over future periods, the timing of which is dependent upon the project's progress. The Company is seeking to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, there can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company is not a party to any pending lawsuits and is not aware of any such proceedings known to be contemplated by governmental authorities or others.

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount, including interest, due on the date of the filing of this report is $615,171.16. Management has negotiated with the Bank to extend the maturity of the loan to January 31, 1998 by making a partial principal reduction and by assigning certain accounts receivable to provide the Bank with incremental security for the loan. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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



                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                              By:
                                 -----------------------------------------------
                                 Howard L. Burris, Chief Executive Officer,
                                 President, and Acting Chief Financial Officer


January __, 1998