Form 10QSB/A
period 1997-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1998-01-09
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-QSB

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



                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                              By:  /s/  HOWARD L. BURRIS
                                 -----------------------------------------------
                                 Howard L. Burris, Chief Executive Officer,
                                 President, and Acting Chief Financial Officer


January 8, 1998