Form 10KSB/A
period 1997-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1998-02-13
CIK 87814

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                                         FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM . . . . . . . . . . . TO . . .. . . . . . . . . .

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]
     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     State issuer's revenues for its most recent fiscal year:  $3,723,590
     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $5,869,570 as of December 18, 1997, based upon the bid price at the close of trading on such date as reported by NASDAQ. ($0.37)
     The number of shares or units outstanding of each of the registrant's classes of securities, as of December 18, 1997 is as follows:

                                                        SHARES OUTSTANDING AS OF
       TITLE OF CLASS                                       DECEMBER 18, 1997
       --------------                                       -----------------

$0.05 Par Value Common Stock                                    21,114,468
Transitional Small Business Disclosure Format: Yes[ ] No[X]

           ==========================================================

     Scientific Measurement Systems, Inc. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997 with respect to the following item, which amends the Independent Certified Public Accountants' Report.
None of the financial statements or the notes thereto have been amended.

ITEM 7.       FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page

Independent Certified Public Accountants' Report..............................20

Financial Statements:

     Balance Sheets, July 31, 1997 and 1996...................................21

     Statements of Operations, Years Ended July 31, 1997 and 1996.............23

     Statements of Stockholders' Equity, Years Ended July 31, 1997 and 1996...24

     Statements of Cash Flows, Years Ended July 31, 1997 and 1996.............25

     Summary of Significant Accounting Policies...............................27

     Notes to Financial Statements............................................32

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


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Houston, Texas
November 13, 1997

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                  BALANCE SHEETS
July 31,                                                      1997           1996
----------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                           $   390,213    $    45,042
    Trade accounts receivable (Note 3)                      293,523        306,187
    Research grant receivable                               450,090        247,072
    Costs and earned profits on long-term contracts
       in excess of related billings (Note 6)               903,148        808,825
    Inventories (Note 3)                                     19,900         14,125
    Prepaid expenses and other current assets                27,667         83,281
                                                        -----------    -----------

Total current assets                                      2,084,541      1,504,532
                                                        -----------    -----------

PROPERTY AND EQUIPMENT (Notes 2 and 3)                    1,275,562      1,177,192

Accumulated depreciation                                 (1,188,391)    (1,148,916)
                                                        -----------    -----------

                                                             87,171         28,276
                                                        -----------    -----------
OTHER ASSETS
    Scanning equipment, less accumulated depreciation
       of $229,810 and $190,665 (Note 3)                    211,323        170,080
    Other assets, less accumulated amortization
       of $24,591 and $21,457                                70,509         52,181
    Other prepaids                                           16,655         33,309
                                                        -----------    -----------

Total other assets                                          298,487        255,570
                                                        -----------    -----------

                                                        $ 2,470,199    $ 1,788,378
                                                        ===========    ===========

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                                  BALANCE SHEETS

July 31,                                                     1997             1996
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $    399,152    $    436,108
    Payable to research consortium members (Note 10)        773,186         267,587
    Billings in excess of related costs and earned
       profits on long-term contracts (Note 6)              267,964         292,812
    Notes payable (Note 3)                                  699,775         471,682
    Accrued vacations                                        45,560          46,174
    Accrued commissions                                      48,474          56,762
    Other accrued liabilities                                14,382          14,927
                                                       ------------    ------------

Total current liabilities                                 2,248,493       1,586,052
                                                       ------------    ------------

COMMITMENTS (See Notes 9, 10 and 11)
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock, $.05 par value; 40,000,000 shares
       authorized; 21,114,468 and 16,584,007 shares
       issued and outstanding                             1,055,723         829,200
    Additional paid-in capital                            9,253,622       8,339,675
    Deficit                                             (10,087,639)     (8,966,549)
                                                       ------------    ------------

Total stockholders' equity                                  221,706         202,326
                                                       ------------    ------------

                                                       $  2,470,199    $  1,788,378
                                                       ============    ============

    See accompanying summary of significant accounting policies and notes to financial statements.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS

Years ended July 31,                                 1997             1996
-----------------------------------------------------------------------------

CONTRACT REVENUES
    Tomographic system sales                    $  2,800,054    $  1,922,698
    Scanning services                                487,646         564,213
    Field services and upgrades                      435,890         678,156
                                                ------------    ------------

Total revenues                                     3,723,590       3,165,067

Direct contract costs (Note 11)                    3,630,976       2,188,660
                                                ------------    ------------

GROSS PROFIT                                          92,614         976,407
                                                ------------    ------------

Operating costs:
    Marketing                                        353,679         259,477
    Research and development                           6,606           4,964
    General and administrative                       783,497         424,003
                                                ------------    ------------

Total operating costs                              1,143,782         688,444
                                                ------------    ------------

(Loss) income from operations                     (1,051,168)        287,963
                                                ------------    ------------

Other (income) expense:
    Interest expense                                  70,973          22,843
    Interest and other income                         (1,051)        (12,310)
                                                ------------    ------------

Total other expense, net                              69,922          10,533
                                                ------------    ------------

NET (LOSS) INCOME                               $ (1,121,090)   $    277,430
                                                ============    ============

NET (LOSS) INCOME PER COMMON SHARE              $      (0.05)   $       0.01
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     22,219,344      17,106,679
                                                ============    ============

See accompanying summary of significant accounting policies and notes to financial statements.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Additional
                                       Common Stock             Paid-In
                                   Shares         Amount        Capital         Deficit          Total
---------------------------------------------------------------------------------------------------------

Balance at August 1, 1995 ..     13,030,355   $    651,518   $  8,316,199   $ (9,243,979)   $   (276,262)

Issuance of common stock
 and stock options exercised      3,553,652        177,682         23,476           --           201,158

Net income                             --             --             --          277,430         277,430
                               ------------   ------------   ------------   ------------    ------------

Balance at July 31, 1996         16,584,007        829,200      8,339,675     (8,966,549)        202,326

Issuance of common stock
 and stock options exercised      4,530,461        226,523        913,947           --         1,140,470

Net loss                               --             --             --       (1,121,090)     (1,121,090)
                               ------------   ------------   ------------   ------------    ------------

Balance at July 31, 1997         21,114,468   $  1,055,723   $  9,253,622   $(10,087,639)   $    221,706
                               ============   ============   ============   ============    ============

See accompanying summary of significant accounting policies and notes to financial statements.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                Increase (decrease) in cash and cash equivalents

Years ended July 31,                                                1997           1996
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net (loss) income                                             $(1,121,090)   $   277,430
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
       Depreciation and amortization                               78,623         52,196
       Changes in assets and liabilities:
            Trade accounts receivable                              12,664       (360,786)
            Other receivables                                    (203,018)          --
            Costs and earned profits on long-term contracts
              in excess of related billings                       (94,323)      (731,146)
            Inventories                                            (5,775)          --
            Prepaid expenses and other current assets              55,614        (85,290)
            Other assets                                           (1,674)          (804)
            Billings in excess of related costs and earned
              profits on long-term contracts                      (24,848)       123,955
            Accounts payable and accrued expenses                 459,198        318,427
                                                              -----------    -----------


Net cash used in operating activities                            (844,629)      (406,018)
                                                              -----------    -----------


NET CASH USED IN INVESTING ACTIVITIES:
    Capital expenditures                                         (113,763)       (25,965)
                                                              -----------    -----------

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                Increase (decrease) in cash and cash equivalents


Years ended July 31,                                  1997            1996
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock         1,075,470        177,682
    Proceeds from exercise of stock options             --           23,476
    Borrowings from notes payable                    537,702        350,682
    Repayments on borrowings                        (309,609)      (100,000)
                                                 -----------    -----------


Net cash provided by financing activities          1,303,563        451,840
                                                 -----------    -----------


Increase in cash and cash equivalents                345,171         19,857

Cash and cash equivalents at beginning of year        45,042         25,185
                                                 -----------    -----------


Cash and cash equivalents at end of year         $   390,213    $    45,042
                                                 ===========    ===========





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash   payments  for  interest  were  $71,077  and  $8,000  in  1997  and  1996, respectively. No taxes were paid in 1997 and 1996.
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired through issuance of common stock were valued at $65,000 in 1997.
--------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF      Scientific   Measurement  Systems,  Inc.  (the  "Company")  is  a
BUSINESS       research,  manufacturing  and service  company  and is  primarily engaged in the design,  development,  assembly  and  marketing of
               radiographic/    tomographic    scanning    systems    used   for
               nondestructive examination of the interior structure of various materials, and in providing contract services with respect thereto. All operations of the Company are domestically based.

ACCOUNTING The preparation of financial statements in conformity with ESTIMATES generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES    Inventories are stated at lower of cost (specific identification)
               or  market  and  consist  primarily  of  parts  to be used in the
               manufacture  of  tomographic   scanning  systems.

PROPERTY AND   Property and  equipment  is  stated  at  cost.  Depreciation  and
EQUIPMENT      amortization for financial statement  purposes  are  provided  by the straight-line method over estimated useful lives of two to five years for equipment and furniture and fixtures. Improvements to building are depreciated by the straight-line method over the remaining term of the building lease. Maintenance and repairs are charged to expense as incurred.

FINANCIAL The carrying amount of the Company's financial instruments, INSTRUMENTS consisting of cash, receivables, accounts payable, payable to research consortium members, and notes payable approximates their fair value.

SCANNING       Scanning equipment is stated at cost.  Depreciation for financial
EQUIPMENT      statement  purposes is provided by the straight-line  method over estimated useful lives of five to ten years.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PATENT RIGHTS  The  Company  holds  patent  rights  related  to  procedures  for tomographic examinations which are being amortized using the straight-line method over their remaining lives.

RESEARCH AND   Expenditures  for  Company-sponsored research and development are
DEVELOPMENT    expensed as incurred.

EARNINGS       Primary  earnings  per share  amounts are  computed  based on the
(LOSS) PER     weighted  average  number of shares  outstanding.  Fully  diluted
SHARE          earnings per share  amounts are based on an  increased  number of shares that would be outstanding assuming conversion of the common stock options. Stock options and warrants are not included in the computation of loss per share for 1995 since their effect would be anti-dilutive.

CASH AND CASH  For purposes of reporting cash flows,  cash and cash  equivalents
EQUIVALENTS    include  cash  and  interest   bearing   deposits  with  original
               maturities  of three  months or less.

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

CONTRACT       Revenues for tomographic system sales are accounted for under the
REVENUES       percentage-of-completion  method of accounting in which  revenues and gross profits are  recognized  as work is performed  based on
               the   relationship   between  actual  costs  incurred  and  total
               estimated costs at completion. Revenues and gross profit are adjusted for revisions in estimated total contract costs and contract value in the accounting period in which the revisions are made. Estimated losses are recorded in the period such losses are identified. The Company recognizes revenue and costs under research

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               and development and scanning services contracts as the related services are performed and costs are incurred. Revenues under field services maintenance contracts are recognized on a straight-line basis over the term of the contract; related costs are expensed when incurred. Contract costs include all direct labor, material, subcontract costs and allocations of indirect overhead.

LONG-LIVED     In accordance  with SFAS 121,  "Accounting  for the Impairment of
ASSETS         Long-Lived  Assets and for Long-Lived  Assets to be Disposed Of",
               management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of July 31, 1997 indicated there was no impairment to these assets' carrying values.

NEW ACCOUNTING On March 3, 1997, the Financial Accounting Standards Board issued PRONOUNCEMENTS Statement of Financial Accounting Standards No. 128 "Earnings Per
               Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

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

STOCK OPTIONS The Company accounts for stock options and warrants issued to AND WARRANTS employees in accordance with APB 25, "Accounting for Stock Issued
               to   Employees".   The  Company   follows  FASB   Statement  123,
               "Accounting for Stock-Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and for the issuance of options and warrants to non-employees for services rendered.

RECLAS-        Certain  amounts  previously  reported have been  reclassified to
SIFICATION     conform to current year presentation.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

1.GOING CONCERN     The accompanying  financial statements have been prepared in
  UNCERTAINTY       conformity with generally  accepted  accounting  principles, which contemplates continuation of the Company as a going concern. However, the Company incurred a net loss of $1,121,090 in 1997 and negative cash flows from operations in 1997 and 1996 of $844,629 and $406,018, respectively. In addition, the Company is in default in connection with its line of credit agreement (see Note 3). At July 31, 1997, current liabilities exceeded current assets by approximately
                    $164,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.PROPERTY          The major classes of  property and  equipment as  of July 31
  AND               are as follows:
  EQUIPMENT

                                                              1997         1996
                              --------------------------------------------------

                              Equipment                  $1,116,886   $1,071,608

                              Furniture and fixtures        104,285      104,285
                              Improvements to building       54,391        1,299
                                                         ----------   ----------

                                                         $1,275,562   $1,177,192
                                                         ==========   ==========

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

3.NOTES
  PAYABLE     Notes  payable at July 31 consisted of the  following:
                                                               1997        1996
                    ------------------------------------------------------------

              Eximbank note payable in default
              and due on demand, secured by certain
              foreign accounts receivable, inventories,
              and property and equipment; interest
              payable at prime (8.5% at July 31, 1997)
              plus 5%                                        $629,775   $ 92,073

              Note payable to a bank due December
              18, 1997; interest at 11%                        70,000     80,000

              18% note payable; paid off in 1997                 --      233,609

              8% note payable; paid off in 1997                  --       41,000

              11% director note payable; paid off in 1997        --       25,000
                                                             --------   --------

                                                             $699,775   $471,682
                                                             ========   ========


4.STOCKHOLDERS'     The  Company  has  authorized  40,000,000  shares  of common
  EQUITY            stock,  $0.05  par  value.  Additionally,  the  Company  has authorized 2,000,000 shares of preferred stock, $0.15 par value. As of July 31, 1997, no preferred stock has been issued or is outstanding.

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

5.STOCK OPTIONS     On February  16, 1990,  the Board of Directors  approved the
                    1990 Stock Option Plan ("1990 Plan"). The 1990 Plan is administered by a Stock Option Committee which consists of not less than three members of the Board of Directors. The
                    1990 Plan reserves 2,500,000 shares of the Company's common stock and provides for the grant of incentive stock options, non-qualifying stock options and stock appreciation rights
                    ("SARs") to certain key employees of the Company, and to certain other individuals. Options and SARs will be awarded at the discretion of the Stock Option Committee.

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

                    On December 12, 1996, the Board of Directors approved the 1996 Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by a Stock Option Committee which consists of not less than two non-employee directors. The 1996 Plan reserves 3,000,000 shares of the Company's common stock and provides for the grant of incentive stock options, nonstatutory options, restricted stock awards, and SARs to certain key employees of the Company,

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                    and to certain other individuals. Options, stock awards, and SARs will be awarded at the discretion of the Stock Option Committee.

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

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                    A summary of the status of the Company's stock options as of July 31 is presented below:

                                  1997                       1996
                                  ----                       ----
                                      WEIGHTED                     Weighted
                            NUMBER     AVERAGE        Number        Average
                              OF      EXERCISE          of         Exercise
Options                     SHARES      PRICE         Shares         Price
--------------------------------------------------------------------------------

Outstanding and
     exercisable at
     beginning of year    4,119,352    $  0.17      4,959,950      $   0.16
Granted                   1,300,000       0.88        775,000          0.24
Exercised                (2,510,671)      0.17     (1,487,266)         0.17
Forfeited                  (485,000)      0.77       (128,332)         0.23
                          ---------    -------      ---------      --------

Outstanding and
     exercisable at
     end of year          2,423,681    $  0.43      4,119,352      $   0.17
                          =========    =======      =========      ========



The following table summarizes the information about the stock options as of July 31, 1997.
                             Weighted
                             Average
                 Number     Remaining      Weighted       Number       Weighted
 Range of      Outstand-   Contractual      Average    Exercisable      Average
 Exercise        ing at        Life        Exercise         at         Exercise
  Price         July 31      (Years)         Price       July 31         Price
--------------------------------------------------------------------------------

$ 0.1406          32,000        1          $ 0.1406        32,000      $ 0.1406
$ 0.1500       1,050,641        3          $ 0.1500     1,050,641      $ 0.1500
$ 0.2250         141,040        1          $ 0.2250       141,040      $ 0.2250
$ 0.2400         300,000        3          $ 0.2400       300,000      $ 0.2400
$ 0.8600         450,000        5          $ 0.8600       450,000      $ 0.8600
$ 0.8900         450,000        9          $ 0.8900       450,000      $ 0.8900
--------       ---------        -          --------     ---------      --------

$ 0.1406 -
$ 0.8900       2,423,681        4          $ 0.4300     2,423,681      $ 0.4300
========       =========        =          ========     =========      ========

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

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

                    Under  the  accounting  provisions  of  SFAS  No.  123,  the
                    Company's net (loss) income applicable to common stockholders and (loss) income per share would have been increased/decreased to the pro forma amounts indicated below:

                                                   1997             1996
--------------------------------------------------------------------------------

Net (loss) income applicable to
 common stockholders:
  As reported                               $ (1,121,090)    $   277,430

  Pro forma                                   (1,809,090)        176,680

(Loss) income per share:
  As reported                               $       (.05)    $       .01
  Pro forma                                         (.08)            .01
                                            =============    ===========

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

6.CONTRACT          The Company's  revenues have been derived from certain major
  REVENUES          customers (greater than 10% of total revenues) as follows:

                    Customer              1997         1996
                    --------              ----         ----
                    A                      31%           0%
                    B                      24%           3%
                    C                      14%           7%
                    D                       5%          12%
                    E                       4%          20%
                    F                       0%          17%

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

                    Contracts in progress consist of the following:

                    July 31,                               1997           1996
                    ------------------------------------------------------------


                    Costs and estimated earnings       $ 3,526,572  $ 2,090,674
                       Billings                          2,891,388    1,574,661
                                                       -----------  -----------


                                                       $   635,184  $   516,013
                                                       ===========  ===========


                    Included in the balance sheet:
                     Costs and earned profits on long
                       -term contracts in excess of
                       related billings                $   903,148  $   808,825
                                                       -----------  -----------

                    Billings in excess of related
                      costs and earned profits on
                      long-term contracts                 (267,964)    (292,812)
                                                       -----------  -----------

                                                       $   635,184  $   516,013
                                                       ===========  ===========

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                    Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.

7.INCOME            Temporary  differences  represent the cumulative  taxable or
  TAXES             deductible  amounts recorded in the financial  statements in different years than recognized in the tax returns.

                    The  tax  effects  of  significant   items   comprising  the
                    Company's net deferred tax assets are as follows:

                    July 31,                                 1997         1996
                    ------------------------------------------------------------


                    Accrued expenses                    $   15,000  $    36,400
                                                        ----------   ----------

                    Total current deferred                  15,000       36,400
                    income tax asset                    ----------   ----------

                    Depreciation                           (17,000)           -
                    Operating loss carryforward          3,396,000    2,933,300
                    Tax credit carryforward                137,000      137,100
                                                        ----------   ----------

                                                         3,531,000    3,106,800

                    Valuation allowance                 (3,531,000)  (3,106,800)
                                                        ----------   ----------

                    Total net deferred                 $         -  $         -
                    income tax asset                   ===========  ===========

                    At July 31, 1997 the Company has available for federal income tax reporting purposes approximately $9,988,000 of net operating loss carryforwards of which $32,000 expires in 1999, $483,000 expires in 2000 with the balance expiring in varying amounts in 2001 through 2012. The Company uses accelerated depreciation for federal income tax purposes. Also, the Company has approximately $137,000 of tax credit carryforwards expiring from 1998 to 2001. Approximately $7,000 in tax credit carryforwards expired in 1997. The

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                    Company utilized $157,647 of deferred tax benefit in 1996 attributable to the application of the net operating loss carryforward to current taxable income. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards which may be utilized if there are substantial changes in the ownership of the Company.

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

8.RELATED PARTY     In 1981 the  Company  purchased  from  various  stockholders
  TRANSACTIONS      certain   technology   and  patent  rights  related  to  the
                    procedures for  tomographic  examinations.  The cost of such rights,  net of  accumulated  amortization,  of $10,157  and
                    $13,291 are  included  in other  assets at July 31, 1997 and
                    1996. During fiscal 1993, the Company  reassigned  ownership
                    of  the   patents   to  the   stockholders   in  return  for
                    cancellation  of  the  Company's   royalty   commitment  and
                    issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

                    In March 1996, two Directors converted promissory notes of $10,000 and $90,000 into 176,933 and 1,604,341 shares, respectively. Also in March, an officer of the Company converted unreimbursed expenses of $6,000 into 100,000 shares of stock.

                    During fiscal year 1997, the Company purchased a scanner from a Director of the Company. The Company issued 500,000 shares of common stock to the Director in exchange for the scanner.


9.LEASES The Company entered into a lease agreement for office and manufacturing

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                    space. The lease is for an initial three year period, with two three year options to renew the lease at then market prices. Lease expense for 1997 and 1996 was $91,175 and $71,634, respectively.

                    Future minimum payments, by fiscal year and in the aggregate for leases of office and manufacturing space and equipment consist of the following:

                    1998                                               $  31,617
                    1999                                                  28,804
                    2000                                                  17,893
                    ------------------------------------------------------------


                    Total minimum lease payments                       $  78,314
                    ============================================================


10.RESEARCH AND     In 1996,  the  Company  formed  a  consortium  with  General
   DEVELOPMENT Motors, General Electric and EG&G to develop scanning CONSORTIUM AND technology that is capable of tomographical scanning 100
   GRANT            times  faster  than  current  systems.  The  Company  is the
                    project    leader   of   the   consortium   and   has   sole
                    commercialization rights, except for medical applications, for the new technology.

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

11.CHANGES IN       During fiscal year 1997, the Company completed  construction
   ESTIMATES        and  made  delivery  of  a  scanning  system  pursuant  to a purchase order from a foreign customer. Due to technical complications, the customer did not accept the system, and the system was returned to the Company for further work.
                    This rework has been completed, and the Company is presently attempting to negotiate final product acceptance with the customer. Total contract revenues and direct contract costs recognized for this project are $761,196 and $562,942, respectively, through fiscal year 1997. Pending the final acceptance of this system by the customer, the Company has recorded a reserve in fiscal year 1997 for an amount representing gross profit for the system since contract inception. The effect of the reserve increased the net loss for 1997 by $198,254.

                    During fiscal year 1997, the Company changed its estimate of percentage-of- completion on one contract, increasing the contract costs and estimated costs to complete. This change was implemented to better match revenues and expenses over the term of the contract. The change in estimate was made prospectively and the effect of the change on 1997 results was to increase net loss by $41,207.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Act of 1934, the Registrant has duly caused this Form 10-KSB/A, Annual Report, for the year ending July 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin and State of Texas, on the 9th day of February, 1998.

                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.

By:/s/ Howard L. Burris                        By:/s/ Howard L. Burris
   ---------------------                          ---------------------
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

     Signature                         Title                         Date
     ---------                         -----                         ----

/s/ Howard L. Burris            President, Chief Executive      February 9, 1998
--------------------------      Officer and Director
Howard L. Burris, Jr.

/s/ Howard L. Burris
--------------------------     Acting Principal Financial       February 9, 1998
Howard L. Burris, Jr.           and Accounting Officer


     *                         Director                         February 9, 1998
--------------------------
Larry Secrest


     *                         Director                         February 9, 1998
--------------------------
Burton W. Kanter


     *                         Director                         February 9, 1998
--------------------------
James W. Kenney


     *                         Director                         February 9, 1998
--------------------------
Phillips A. Moore


     *                         Director                         February 9, 1998
--------------------------
Dr. Thomas Prud'homme


     *                         Director                         February 9, 1998
--------------------------
Nancy R. Woodward

* by Howard L. Burris, as attorney-in-fact