Form 10QSB
period 1998-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1998-03-17
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM . . . . . . . . TO . . . . . . . . . . . . . . .

FOR THE QUARTER ENDED JANUARY 31, 1998           COMMISSION FILE NUMBER 0-14100


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                        SHARES OUTSTANDING AS OF
                   TITLE OF CLASS                            MARCH 13, 1998
                   --------------                            --------------
$0.05 Par Value Common Stock                                   21,114,468

Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                               ---  ---
================================================================================

                                     INDEX



Part I - Financial Information


Item 1:  Financial Statements (Unaudited):

                  Condensed Balance Sheet:
                    January 31, 1998 and July 31, 1997...................  3

                  Condensed Statement of Operations:
                    Three and Six Months Ended January 31, 1998 and 1997.. 4

                  Statement of Cash Flows:
                    Six Months Ended January 31, 1998 and 1997...........  5

                  Notes to Condensed Financial Statements................  6

Item 2:  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................  7



Part II - Other Financial Information

Items 1 - 6.............................................................. 11

Signatures..............................................................  12

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                            Condensed Balance Sheet
                                (In thousands)



                                                   January 31,      July 31,
                                                      1998            1997
                                                    --------        --------
                                                   (Unaudited)
                          ASSETS
Current assets:
  Cash............................................     $  26        $    390
  Trade accounts receivable, net..................       683             294
  Research Grant Receivables......................       195             450
  Costs and earned profits on long-term
  contracts in excess of related billings.........     1,067             903
  Inventory.......................................        30              20
  Prepaid expenses................................       100              28
                                                    --------        --------
     Total current assets.........................     2,101           2,085

Property and equipment, net.......................        78              87

Scanning equipment, net...........................       332             211

Other assets, net.................................        89              87
                                                    --------        --------
                                                    $  2,600        $  2,470
                                                    ========        ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts..................   $   227        $    268
  Accrued commissions.............................        62              48
  Accounts payable and accrued expenses...........     1,831           1,232
  Notes payable...................................       640             700
                                                    --------        --------
      Total current liabilities...................     2,760           2,248
                                                    --------        --------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
shares authorized; issued and outstanding
  21,114,468 and 21,114,468, respectively.........     1,056           1,056
  Additional paid-in capital......................     9,229           9,254
  Accumulated deficit.............................   (10,445)        (10,088)
                                                    --------        --------
      Total stockholders' equity..................      (160)            222
                                                    --------        --------
                                                    $  2,600        $  2,470
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

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                       Condensed Statement of Operations
               (In thousands except share and per share amounts)
                                  (Unaudited)



                                       Three Months              Six Months
                                           Ended                   Ended
                                        January 31,             January 31,
                                      1998       1997         1998       1997
                                      ----       ----         ----       ----
Contract revenues:

 Tomographic system sales...........  $1,056       $868       $1,345     $1,722

 Service contracts and upgrades.....     297        292          452        496
                                     -------    -------      -------    -------

  Total revenues....................   1,353      1,160        1,797      2,218

Direct contract costs...............     977        970        1,440      1,918
                                     -------    -------      -------    -------

Gross profit........................     376        190          357        300
                                     -------    -------      -------    -------

Operating costs:

 Marketing..........................     119         80          199        224

 General and administrative.........     266        108          468        330
                                     -------    -------      -------    -------

  Total operating costs.............     385        188          667        554
                                     -------    -------      -------    -------

Income (loss) from operations.......      (9)         2         (310)      (254)
                                     -------    -------      -------    -------

Other expense (income):

 Interest expense...................      25         15           47         34

 Interest and other income..........       0          0            0          0
                                     -------    -------      -------    -------

   Other - net......................      25         15           47         34
                                     -------    -------      -------    -------

Net income (loss)................... $   (34)   $   (13)     $  (357)   $  (288)
                                     =======    =======      =======    =======

Weighted average shares outstanding.  21,114     20,705       21,114     20,705
                                     =======    =======      =======    =======

Net income (loss) per share.........      $0         $0       $(0.02)    $(0.01)
                                          ==         ==       ======     ======



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                            Statement of Cash Flows
                  Six Months Ended January 31, 1998 and 1997
                                (In thousands)
                                  (Unaudited)

                                               Six Months         Six Months
                                            Ended January 31,  Ended January 31,

                                                  1998               1997
                                                 ------             ------
Operating activities:
  Net income (loss).........................     $(357)            $  (288)

  Adjustments to reconcile net income
  to net cash used in operating
  activities:
   Depreciation and amortization............        44                  32

   Changes in operating assets and
   liabilities:
    Trade accounts receivable...............      (135)             (1,318)

    Costs and earned profits on
    long-term contracts in excess of
    related billings........................      (164)                449

    Prepaid expenses and other
    current assets..........................       (71)                  3

    Other assets............................       (87)                (55)

    Accounts payable and accrued expenses...       705                 138

    Billings in excess of related costs
    and earned profits on long-term
    contracts...............................       (41)                213
                                                 -----             -------
  Net cash flows provided by (used in)
  operating activities......................      (106)               (826)
                                                 -----             -------
  Investing activities:
  Capital expenditures......................      (173)               (134)
                                                 -----             -------
  Net cash flows used in investing
  activities................................      (173)               (134)
                                                 -----             -------
Financing activities:
 Proceeds from Issuance of Common Stock.....       (25)              1,041

 Proceeds from exercise of stock options             0                 118

 Borrowings under line of credit............       (60)                528

 Repayments on borrowing from private
 sources....................................         0                (259)
                                                 -----             -------
Net cash flows provided by (used in)
financing activities........................       (85)              1,428
                                                 -----             -------
Net increase in cash and cash equivalents...      (364)                468

Cash and cash equivalents at beginning
of period...................................       390                  45
                                                 -----             -------
Cash and cash equivalents at end of period..     $  26             $   513
                                                 =====             =======

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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                               THREE MONTHS ENDED JANUARY 31,
                                    -------------------------------------------------------------------------------------
                                                       1998                                       1997
                                      ---------------------------------------     ------------------------------------
                                      Dollar         % of       % Change          Dollar        % of         % Change
                                      Amount        Total       from Prior        Amount       Total        from Prior
                                      (000s)       Revenue         Year           (000s)      Revenue           Year
                                      ------       -------        ------          ------      -------          ------
Contract revenues:
 System sales......................    $1056        78.05%         21.66%        $  868        74.83%           46.87%

 Service contracts and upgrades....      297        21.95%          1.71%           292        25.17%           19.18%
                                       -----      -------        -------         ------     --------         --------

    Total revenues.................     1353       100.00%         16.64%          1160       100.00%           38.76%

Contract costs.....................      977        72.21%          0.72%           970        83.62%           66.95%
                                       -----      -------        -------         ------     --------         --------

Gross profit.......................      376        27.79%         97.89%           190        16.38%          -25.49%

Operating costs:
  Marketing........................      119         8.80%         48.75%            80         6.90%           -6.98%

  General and administrative.......      266        19.66%        146.30%           108         9.31%           -4.42%
                                       -----      -------       --------         ------     --------           ------

    Total operating costs..........      385        28.46%        104.79%           188        16.21%           -5.53%
                                       -----      -------       --------         ------     --------           ------

Income (loss) from operations......       (9)       -0.67%        550.00%             2         0.17%          -96.43%
                                       -----      -------       --------         ------      -------        ---------

Other (income) expense:
  Interest expense.................       25         1.85%         66.67%            15         1.29%          400.00%

  Interest and other income........        0         0.00%            N/M             0         0.00%             N/ M

       Other - net.................       25         1.85%         66.67%            15         1.29%        -1600.00%
                                       -----      -------        -------         ------      -------        ---------

Net income (loss)..................    $ (34)       -2.51%       -161.54%        $  (13)       -1.12%         -122.81%
                                       =====      =======      =========         ======     ========       ==========

N/M - Not meaningful


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------



                                                                SIX MONTHS ENDED JANUARY 31,
                                    -------------------------------------------------------------------------------------
                                                       1998                                       1997
                                      ---------------------------------------     ------------------------------------
                                      Dollar         % of       % Change          Dollar        % of         % Change
                                      Amount        Total       from Prior        Amount       Total        from Prior
                                      (000s)       Revenue         Year           (000s)      Revenue           Year
                                      ------       -------        ------          ------      -------          ------
Contract revenues:
 System sales......................  $  1345         74.85%         -21.89%       $ 1722        77.64%          76.98%

 Service contracts and upgrades....      452         25.15%          -8.87%          496        22.36%          -7.81%
                                     -------      --------        --------        ------     --------         -------

    Total revenues.................     1797        100.00%         -18.98%         2218       100.00%          46.79%

Contract costs.....................     1440         80.13%         -24.92%         1918        86.47%         103.18%
                                     -------      --------       ---------        ------     --------        --------

Gross profit.......................      357         19.87%          19.00%          300        13.53%         -47.09%

Operating costs:
  Marketing........................      199         11.07%         -11.16%          224        10.10%          63.50%

  General and administrative.......      468         26.04%          41.82%          330        14.88%          64.18%
                                     -------      --------        --------        ------     --------         -------

    Total operating costs..........      667         37.12%          20.40%          554        24.98%          63.91%
                                     -------      --------        --------        ------     --------         -------

Income (loss) from operations......    (310)        -17.25%         -22.05%         (254)      -11.45%        -210.92%
                                     -------     ---------       ---------        ------    ---------       ---------

Other (income) expense:
  Interest expense.................       47          2.62%          38.24%           34         1.53%         385.71%

  Interest and other income........        0          0.00%             N/M            0         0.00%        -100.00%

       Other - net.................       47          2.62%          38.24%           34         1.53%        1600.00%
                                     -------       -------        --------        ------      -------       ---------

Net income (loss)..................  $ (357)        -19.87%         -23.96%       $ (288)      -12.98%        -226.87%
                                     =======     =========       =========        ======    =========       =========

------------------

N/M - Not meaningful



--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Second quarter total contract revenue grew 17% to $1,353,00 in fiscal 1998 from $1,160,000 in fiscal 1997. For the six months ended January 31, 1998, total contract revenue fell 19% to $1,797,00 from $2,218,00 in fiscal 1997. A 22% decrease in system sales reserve was the main factor in the decrease.

Gross profit (revenue less direct contract cost) for the second quarter as a percentage of revenues increased to 28% in 1998 from 16% in 1997. Year to date gross profit as a percentage of revenues increased to 20% from 14% in 1997. Increased gross profits is due to the Company beginning work on new contracts in the second quarter and completing work on older projects with little or no remaining revenue recognition potential.

Second quarter total operating costs as a percentage of revenues increased to 28% in 1998 from 16% in 1997, and year to date operating costs as a percentage of revenues increased to 37% in 1998 from 25% in 1997. The increases are due primarily to increased research and development expenses in 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company had negative net working capital of $659,000 compared to negative net working capital of $163,000 at July 31, 1997. During the six months ended January 31, 1998, the Company had cash used in operations of $106,000, compared to cash used in operations of $826,000 in the prior year period. During the six months ended January 31, 1998 and 1997, the Company used $85,000 and generated $1,428,000, respectively, from financing activities. As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996. In addition, during the first quarter of fiscal 1997, the Company borrowed an additional $329,000 under a bank line of credit to support the production of export sales. The use of cash for financing activities in 1997 was due mainly to efforts to secure additional financing.

Total contract backlog at January 31, 1998 was approximately $1,300,000, down from $2,403,000 for the same period in 1997. Management is actively pursuing several system sales opportunities, and is cautiously optimistic that such activity will result in additional system sales contracts; however, no assurance can be given regarding any potential sales.

Because of the contract backlog, management believes that the Company has the ability to meet its cash requirements through fiscal 1998. The Company's liquidity position thereafter will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position. Also at January 31, 1998, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. However, Management has negotiated with the bank to extend the maturity of the loan to July 31, 1998 by assigning certain receivables to provide additional security for the debt. Default was caused by the inability, to date, of the Company to collect, in a timely fashion, a final 90% payment of approximately $700,000 pursuant to the Company's prior delivery of an export customer's system. Of the $630,000 originally borrowed, the Company has a remaining balance of $580,000 with the bank with the receivable from the export customer as collateral. On March 5, 1998, the customer formally accepted the machine in a factory acceptance test for a reduced purchase price.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------


Over the next several years, the Company will need significant additional financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 10 to the financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 1997, pursuit of this project requires funding for the Company's portion of the project in the approximate amount of $2,745,000 and the Company owes approximately $1,642,000 ($831,000 of which is currently due to General Electric and $811,000 which will be due to General Electric upon the Company's receipt of the detector panels) in contract expenses to consortium members. This amount is expected to increase to a total of $2,745,000 over future periods, the timing of which is dependent upon the project's progress. The Company is seeking to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, there can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.



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

Item 2 - Changes in Securities

               None

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount, including interest, due on the date of the filing of this report is $615,171.16. Management negotiated with the Bank to extend the maturity of the loan until January 31, 1998 by making a partial principal reduction and by assigning certain accounts receivable to provide the Bank with incremental security for the loan.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on January 29, 1998. Because a quorum was not present, the meeting was adjourned until March 13, 1998. On that date, approximately 19,451,880, or 92.13% of the common stock issued and outstanding as of the record date were represented at the meeting in person or by proxy. Set forth below are the voting results for the proposal to elect the following persons to the Company's Board of Directors:

               Name                       For        Against        Withheld
               ----                       ---        -------        --------
               Howard Burris           19,214,636       -           237,244
               Burton Kanter           19,211,256                   240,624
               James Kenney            19,256,456                   195,424
               Phillips Moore          19,262,456                   189,424
               Thomas Prud'homme       19,256,136                   195,744
               Larry Secrest           19,236,261                   215,619

Item 5 - Other Information

               None

Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits

10.33 Fourth Amendment to Exim Guaranteed Loan Agreement dated as of January 31, 1998 between the Company and Wells Fargo HSBC Trade Bank, N.A.

10.34 Promissory Note dated as of January 31, 1998 in the principal amount of $579,223.94 from the Company to Wells Fargo HSBC Trade Bank, N.A.

10.35 Third Amendment to Security Agreement dated as of January 31, 1998 between the Company and Wells Fargo HSBC Trade Bank, N.A.

         b)       Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period covered by this report.


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.




                              By:   /s/ Howard L. Buris
                                   ---------------------------------------------
                                   Howard L. Burris, Chief Executive Officer,
                                   President, and Acting Chief Financial Officer


March 17, 1998





--------------------------------------------------------------------------------