Form 10QSB
period 1998-04-30
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1998-06-15
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM . . . . . . . TO . . . . . . .


FOR THE QUARTER ENDED APRIL 30, 1998              COMMISSION FILE NUMBER 0-14100


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

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
                                                        SHARES OUTSTANDING AS OF
          TITLE OF CLASS                                     JUNE 12, 1998
          --------------                                     -------------

$0.05 Par Value Common Stock                                  21,114,468


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                                     INDEX


Part I - Financial Information
------------------------------


Item 1:      Financial Statements (Unaudited):

     Condensed Balance Sheet:
         April 30, 1998 and July 31, 1997..................................   3

     Condensed Statement of Operations:
         Three and Nine Months Ended April 30, 1998 and
         1997..............................................................   4

     Statement of Cash Flows:
         Nine Months Ended April 30, 1998 and 1997.........................   5

     Notes to Condensed Financial Statements...............................   6

Item 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   7


Part II - Other Financial Information
-------------------------------------

Items 1 - 6................................................................  11

Signatures.................................................................  12


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                            Condensed Balance Sheet
                                (In thousands)

                                                          April 30,   July 31,
                                                            1998        1997
                                                         -----------  ---------
                                                         (Unaudited)
              ASSETS

Current assets:
  Cash................................................     $     24   $    390
  Trade accounts receivable, net......................          418        294
  Research Grant Receivables..........................           16        450
  Costs and earned profits on long-term
  contracts in excess of related billings.............          807        903
  Inventory...........................................          173         20
  Prepaid expenses....................................          140         28
                                                           --------   --------
     Total current assets.............................        1,578      2,085

Property and equipment, net...........................           68         87

Scanning equipment, net...............................          280        211

Other assets, net.....................................           89         87
                                                           --------   --------
                                                           $  2,015   $  2,470
                                                           ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Billings in excess of related costs and earned
  profits on long-term contracts......................     $    558   $    268
  Accrued commissions.................................           46         48
  Accounts payable and accrued expenses...............        1,310      1,232
  Notes payable.......................................          257        700
                                                           --------   --------
      Total current liabilities.......................        2,171      2,248
                                                           --------   --------

Stockholders' equity:
Common stock of $0.05 par value, 40,000,000
shares authorized; issued and outstanding
  21,114,468 and 21,114,468, respectively.............        1,056      1,056
  Additional paid-in capital..........................        9,229      9,254
  Accumulated deficit.................................      (10,441)   (10,088)
                                                           --------   --------
      Total stockholders' equity......................         (156)       222
                                                           --------   --------
                                                           $  2,015   $  2,470
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


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                       Condensed Statement of Operations
                        ($000 except per share amounts)
                                  (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                            April 30,           April 30,
                                       ------------------   ------------------
                                         1998      1997       1998      1997
                                       --------  --------   --------  --------
Contract revenues:
  System sales.......................   $   627   $   942    $ 1,972   $ 2,663
  Service contracts and upgrades.....       500       203        951       700
                                        -------   -------    -------   -------
   Total revenues....................     1,127     1,145      2,923     3,363

Contract costs.......................       717       800      2,156     2,718
                                        -------   -------    -------   -------
Gross profit.........................       410       345        767       645
                                        -------   -------    -------   -------

Operating costs:
  Marketing..........................       125       130        323       355
  General and administrative.........       256       128        725       456
                                        -------   -------    -------   -------
    Total operating costs............       381       258      1,048       811
                                        -------   -------    -------   -------

Income (loss) from operations........        29        87       (281)     (166)
                                        -------   -------    -------   -------

Other expense (income):

  Interest expense...................        24        18         71        52
  Interest and other income..........         0        (1)         0        (1)
                                        -------   -------    -------   -------
   Other - net.......................        24        17         71        51
                                        -------   -------    -------   -------

Net income (loss)....................   $     5   $    70    $  (352)  $  (217)
                                        =======   =======    =======   =======

Weighted average shares outstanding..    21,114    21,037     21,114    18,849
                                        =======   =======    =======   =======

Net income (loss) per share..........     $0.00     $0.00     $(0.02)  $( 0.01)
                                        =======   =======    =======   =======






The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                            Statement of Cash Flows
                   Nine Months Ended April 30, 1998 and 1997
                                (In thousands)
                                  (Unaudited)


                                                       1998      1997
                                                      -------  --------

Operating activities:
  Net income (loss).................................   $(352)  $  (217)
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization..................      66        54
     Changes in operating assets and liabilities:
       Trade accounts receivable....................     309      (963)
       Costs and earned profits on long-term
        contracts in excess of related billings.....      96       (70)
       Prepaid expenses and other current assets....    (340)       38
       Other assets.................................      (1)      (33)
       Accounts payable and accrued expenses........     167        89
       Billings in excess of related costs
        and earned profits on long-term contracts...     290      (153)
                                                       -----   -------
   Net cash flows (used in) provided by operating
    activities......................................     235    (1,255)
                                                       -----   -------

Investing activities:
  Capitalized product development costs.............       0         0
  Capital expenditures..............................    (134)     (166)
                                                       -----   -------
   Net cash flows used in investing activities......    (134)     (166)
                                                       -----   -------

Financing activities:
  Proceeds from issuance of common stock............     (25)    1,041
  Proceeds from exercise of stock options...........       0       118
  Borrowings under line of credit...................    (442)      528
  Repayments on borrowing from private sources......       0      (259)
                                                       -----   -------

   Net cash flows provided by financing activities..    (467)    1,428
                                                       -----   -------
Net increase in cash and cash equivalents...........    (366)        7

Cash and cash equivalents at beginning of period....     390        45
                                                       -----   -------

Cash and cash equivalents at end of period..........   $  24   $    52
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


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                      THREE MONTHS ENDED APRIL 30,
                                      --------------------------------------------------------------
                                                 1998                              1997
                                      -----------------------------    -----------------------------
                                      Dollar     % of       % Change   Dollar      % of    % Change
                                      Amount     Total     from Prior  Amount     Total   from Prior
                                      (000s)    Revenue       Year     (000s)    Revenue     Year
                                      ------    -------    ----------  ------    -------    ------

Contract revenues:
  System sales......................  $  627     55.63%       -33.44%  $  942     82.27%   183.73%
  Service contracts and upgrades....     500     44.37%       146.31%     203     17.73%   -57.88%
                                      ------    ------       -------   ------    ------    ------
   Total revenues...................   1,127    100.00%        -1.57%   1,145    100.00%    40.66%

Contract costs......................     717     63.62%       -10.38%     800     69.87%    30.72%
                                      ------    ------       -------   ------    ------    ------

Gross profit........................     410     36.38%        18.84%     345     30.13%    70.79%
                                      ------    ------       -------   ------    ------    ------

Operating costs
  Marketing.........................     125     11.09%        -3.85%     130     11.35%   120.34%
  General and administrative........     258     22.72%       100.00%     128     11.18%    15.32%
                                      ------    ------       -------   ------    ------    ------
  Total operating costs.............     381     33.81%        47.67%     258     22.53%    51.76%
                                      ------    ------       -------   ------    ------    ------
Income (loss) from operations.......      29      2.57%        66.67%      87      7.60%   171.88%
                                      ------    ------       -------   ------    ------    ------

Other (income) expense:
  Interest expense..................      24      2.13%        33.33%      18      1.57%   157.14%
  Interest and other income.........       0      0.00%      -100.00%      (1)    -0.09%   -85.71%
                                      ------    ------       -------   ------    ------    ------
  Other - net.......................      24      2.13%        41.18%      17      1.48%     NM
                                      ------    ------       -------   ------    ------    ------
Net income (loss)...................  $    5      0.44%        92.86%  $   70      6.11%   118.75%
                                      ======    ======       =======   ======    ======    ======


NM - Not meaningful

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


                                                    NINE MONTHS ENDED APRIL 30,
                                  ---------------------------------------------------------------

                                               1998                           1997
                                  ------------------------------   ------------------------------
                                   Dollar     % of     % Change    Dollar     % of     % Change
                                   Amount    Total    from Prior   Amount    Total    from Prior
                                   (000s)   Revenue      Year      (000s)   Revenue      Year
                                  --------  --------  ----------   -------  --------  -----------
Contract revenues:
System sales....................   $1,972     67.46%      -25.95%  $2,663     79.19%      104.06%
Service contracts and upgrades..      951     32.54%       35.86%     700     20.81%      -31.37%
                                   ------    ------      -------   ------    ------     --------
           Total revenues.......    2,923    100.00%      -13.08%   3,363    100.00%       44.65%

Contract costs..................    2,156     73.76%      -20.68%   2,718     80.82%       74.79%
                                   ------    ------      -------   ------    ------     --------

Gross profit....................      767     26.24%       18.91%     645     19.18%      -16.23%
                                   ------    ------      -------   ------    ------     --------

Operating costs:
    Marketing...................      323     11.05%       -9.01%     355     10.56%       80.20%
    General and administrative..      725     24.80%       58.99%     456     13.56%       46.15%
                                   ------    ------      -------   ------    ------     --------
    Total operating costs.......    1,048     35.85%       29.22%     811     24.12%       59.33%
                                   ------    ------      -------   ------    ------     --------

Income (loss) from operations...     (281)    -9.61%      -69.28%    (166)    -4.94%     -163.60%
                                   ------    ------      -------   ------    ------     --------

Other (income) expenses:
    Interest expenses...........       71      2.43%       36.54%      52      1.55%      271.43%
    Interest and other income...        0      0.00%     -100.00%      (1)    -0.03%      -91.67%
                                   ------    ------      -------   ------    ------     --------
          Other - net...........       71      2.43%       39.22%      51      1.52%    2,450.00%
                                   ------    ------      -------   ------    ------     --------

Net income (loss)...............   $ (352)   -12.04%      -62.21%    (217)    -6.45%     -183.78%
                                   ======    ======      =======   ======    ======     ========



NM - Not meaningful

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


RESULTS OF OPERATION

Fiscal 1998 third quarter total contract revenue was down 2%to $1,127,000 in fiscal 1998 from $1,145,000 in fiscal 1997. For the nine months ended April 30, 1998, total contract revenue fell 13% to $2,923,000 from $3,363,000 in 1997. A 26% decrease in system sales revenue was the main factor in the decrease.

Gross profit (revenue less direct contract cost) for the third quarter as a percentage of revenues increased to 36% in 1998 from 30% in 1997. Year to date gross profit as a percentage of revenues increased to 26% in fiscal 1998 from 19% in fiscal 1997. Increased gross profit is due to the Company's ability in fiscal 1998 to avoid unexpected contract costs.

Third quarter total operating costs as a percentage of revenues increased to 34% in fiscal 1998 from 23% in fiscal 1997, and year to date operating costs as a percentage of revenues increased to 36% in fiscal 1998 from 24% in fiscal 1997. The increases are directly attributable to system development costs incurred in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had negative net working capital of $593,000 compared to negative net working capital of $163,000 at July 31, 1997. For the nine months ended April 30, 1998, the Company had net cash provided by operations of $235,000, compared to cash used in operations of $1,255,000 in the prior year period. The Company used $134,000 for investing activities in the nine month period in fiscal 1998 and used $166,000 in the same period of fiscal 1997. The Company used $467,000 for financing activities in the nine months ended April 30, 1998 as compared to generating $1,428,000 in fiscal 1997.

As further described in Note 3 to the financial statements, the Company raised $1,081,260 of equity in November and December of 1996 (fiscal 1997). Additionally, in the first nine months of fiscal 1997 the Company borrowed $538,000 under a bank line of credit to support the production of export sales. The use of cash in fiscal 1998 was due mainly to payments of approximately $435,000 including principal and interest made on the line of credit.

Total contract backlog at April 30, 1998 was approximately $1,900,000, significantly higher than the $580,000 backlog at April 30, 1997. Management is actively pursuing several system sales opportunities, and is cautiously optimistic that such activity will result in additional system sales contracts; however, no assurance can be given regarding any potential sales.

Because of the contract backlog, management believes that the Company has the ability to meet its cash requirements through fiscal 1998. The Company's liquidity position thereafter will depend on the outcome of further cash generating activities, such as raising additional debt or equity capital, or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position. Also at April 30, 1998, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. However, management has negotiated with the bank to extend the maturity of the loan to July 31, 1998, by assigning certain receivables to provide additional security for the debt. Originally, default was caused by the Company's inability to collect, in a timely fashion, a final 90% payment of approximately $700,000 pursuant to the Company's prior delivery of an export customer's system. On March 5, 1998, the customer formally accepted the machine in a factory acceptance test for a reduced price. All proceeds from the sale were applied to the obligation, and of the $630,000 originally borrowed, the Company as of June 10, 1998 had a remaining balance outstanding of approximately $197,000 and the Company continues to make monthly principal payments. There are no remaining contract revenues to apply to this balance; thus, the Company will have to achieve gross profitability on other contracts to pay the remaining balance.


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


Over the next several years, the Company will need significant additional financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 10 to the financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997, pursuit of this project requires funding for the Company's portion of the project in the approximate amount of $2,745,000. The Company owes approximately $1,590,000 ($779,000 of which is currently due to General Electric and $811,000 of which will be due to General Electric upon the Company's receipt of the detector panels) in contract expenses to consortium members. This amount is expected to increase to a total of $2,745,000 over future periods, the timing of which is dependent upon the project's progress. The Company is seeking to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, there can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.


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

Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount due as of June 10, 1998 was approximately $197,000 and the Company continues to make monthly principal payments. The Bank has granted the Company an extension on the loan until July 31, 1998. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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



                         SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                         By: /s/ HOWARD L. BURRIS
                             ---------------------------------------------------
                             Howard L. Burris, President and Acting Chief
                             Financial Officer


June 15, 1998



--------------------------------------------------------------------------------