Form 10KSB
period 1998-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1999-02-17
CIK 87814

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM . . . . . . . . . . . . TO. . . . . . . . . . . .


        COMMISSION FILE NUMBER 0-14100

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                                                            74-2048763
                   TEXAS                                 (I.R.S. EMPLOYER
      (STATE OR OTHER JURISDICTION OF                  IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
                                                              78758
2210 DENTON DRIVE, SUITE 106, AUSTIN, TEXAS                (ZIP CODE)
( ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


           ISSUER'S TELEPHONE NUMBER . . . . . . . . (512) 837-4712

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                               NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                     WHICH REGISTERED
           --------------------                ------------------------

                  None                              Not Applicable

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         $0.05 PAR VALUE COMMON STOCK
                               (TITLE OF CLASS)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]
  State issuer's revenues for its most recent fiscal year:  $3,759,765.
  The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,062,281 as of February 12, 1999, based upon the bid price at the close of trading on such date as reported by NASDAQ. ($0.15)
  The number of shares or units outstanding of each of the registrant's classes of securities, as of February 12, 1999 is as follows:

                                                 SHARES OUTSTANDING AS OF
          TITLE OF CLASS                            FEBRUARY 12, 1999
          --------------                         ----------------------
     $0.05 Par Value Common Stock                      21,114,468

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [_] No [X]

================================================================================

                                     INDEX

                                                                                      Page
                                                                                      ----
PART I.............................................................................      1
RISK FACTORS.......................................................................      1
     ITEM 1.  BUSINESS.............................................................      4
     ITEM 2.  PROPERTIES...........................................................     13
     ITEM 3.  LEGAL PROCEEDINGS....................................................     13
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................     13

PART II............................................................................     13
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..............................................     13
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................     15
     ITEM 7.  FINANCIAL STATEMENTS.................................................     20
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..............................     44

PART III...........................................................................     44
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......     44
     ITEM 10. EXECUTIVE COMPENSATION...............................................     46
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...................................................     47
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................     48
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................     49

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

     As noted in the report of independent certified public accountants, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. For the year ended July 31, 1998, the Company incurred a net loss of $848,890. In addition, at July 31, 1998, current liabilities exceeded current assets by $1,050,530.

INCURRENCE OF SUBSTANTIAL INDEBTEDNESS

     The Company has incurred substantial indebtedness, including amounts owed under the NIST contract (see Note 11 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increases its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited. The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its debt and/or raise additional financing. However, to date, the Company has been unsuccessful in its efforts to raise additional capital via the equity market, and there is no assurance that the Company will be successful with its efforts to restructure its current indebtedness. The Company's future performance will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms. If these measures cannot be accomplished, management may seek judicial creditor protection or some other form of restructure.

CHANGES IN TECHNOLOGY

     There can be no assurances that significant changes will not occur in tomography or that substantial competition will not develop as a result of technology changes which may adversely affect the Company's ability to compete. See "Business - Technology."

Y2K ISSUES

     Year 2000 or Y2K concerns stem from the fact that many computer programs were originally written using two digits rather than four digits to define the applicable year. Programs written in this manner may recognize a date ending in 00 as the year 1900 rather than the year 2000. Essentially, the Company does not believe that any of its proprietary software poses a Y2K threat to any of its customers, although the operating systems for workstations or PC's which are employed by the Company to operate CT systems may present such issues to customers. The Company has previously sent instructions to all previous systems customers advising them of a possible issue with operating system software for the workstations and/or PC's employed by the Company's customers to operate CT systems. The Company has provided those customers with procedural recommendations that could be employed to address any such problems that in the Company's opinion might arise. The Company does not believe that these issues represent either a material problem to its customers or a problem that could have a material financial impact on the Company. Beyond any Y2K issues with the workstation and/or PC operating systems, in the Company's opinion there may be other Y2K issues facing the Company in its use of third party software packages such as financial and cost accounting software. The Company does not believe, however, that such problems will represent a material financial problem.

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

RECENT CHANGES IN MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

     The Company has experienced changes in its senior management, principally the loss of its Vice-president of Operations and its Controller. In addition, the Company believes that its success will depend to a significant extent upon the continued services of certain other key individuals, including but not limited to Dr. Forrest F. Hopkins. The loss of the services of any of these individuals or the inability of the

Company to hire a Chief Financial Officer could have a material adverse effect on the Company. The Company's current financial situation inhibits its ability to attract additional qualified senior management talent.

COMPETITION

     The non-destructive evaluation industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. The Company believes that its competitive position is negatively impacted by its relative lack of financial resources and working capital. For example, because of its lack of financial resources and working capital, the Company strives to negotiate contracts with a substantial advance payment requirement as well as periodic progress payments. There can be no assurance that the Company's limited resources and capacity will be sufficient to compete effectively in such industry in the future or that it will be able to negotiate contracts with favorable payment terms. See "Business - Competition."

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

     Industrial tomography (commonly called "CT" or "CIT" for "computerized industrial tomography") was developed by the Company and others to inspect the internal and external dimensions and structural densities of objects without harming, modifying or contacting the objects being examined. The Company's systems can detect internal features approaching 0.001 of an inch in a wide range of objects, depending upon certain factors including density differences between the feature and the material surrounding it. Primary applications of the Company's systems include process and quality control of highly engineering parts through inspection and metrology.

     The Company has also developed a series of specialized proprietary software programs for the evaluation and analysis of data generated by its systems. CT provides information consisting of precise dimensional and density information as well as flaw and defect characteristics. This information is often unavailable by any other means of nondestructive inspection, especially when internal features must be characterized.

     The Company pioneered industrial tomography and is a leading supplier of computerized industrial tomography systems and services to the aerospace, automotive, steel, aviation and defense industries. Principal applications include non-destructive testing (NDT), dimensional analysis/control and computer aided design/computer aided manufacturing (CAD/CAM).

     As a result of both customer and Company-sponsored, field-proven evolutionary product development performed over a period of years, the Company produces a family of general purpose computerized industrial tomography systems which provide precise dimensional and density information, as well as flaw and defect characteristics, for a wide range of industrial applications. The Company's SmartScan(TM) product line offers the unique combination of performance, flexibility, and cost-effectiveness needed to meet industry and government's current and future CT requirements.

TECHNOLOGY

     The Company's typical CT system includes a radiation source, a detector array, an object positioning unit, a computer system with image processing equipment and a color graphics image display subsystem. At the option of the customer, the CT system may be integrated into a portable, lead-lined cabinet for radiation shielding.

     The radiation source is either an X-ray tube, X-ray linear accelerator ("Linac") or a gamma-ray emitting radioisotope which emits a flux of photons. Most recently, radioisotopes are seldom used. The photons are highly collimated (focused) to form a beam directed at the object under analysis. The source beam is shaped and filtered to provide application-specific optimization.

     High energy photons passing through the object are again highly collimated upon entering the detector array. Detectors convert the photons into visible analog light events which are then digitized by the Company's proprietary electronics, then sent to the computer workstation for processing.

     Scanned data values are computer processed to calculate density matrices. The object's image is then electronically reconstructed using the density matrices and passed onward to graphics display routines for analysis and video display. The image information is analyzed using the Company's proprietary software programs in order to extract precise density and dimensional information.

     Tomographic images (called "tomograms") are developed by rotating the object in the radiation beam to provide opacity measurements along many interior axes. A typical scan includes thousands of measurements. Projection data computed over 360 degrees produce a tomogram which is a cross-sectional two-dimensional image. Three-dimensional images are generated by making successive scans along the height of the object.

     Digital radiograms are developed by a series of attenuation measurements along a single axis of an object with the object fixed (not rotating) in angle with respect to the source and detectors.

     SMARTSCAN(TM) CAPABILITIES

     The Company's SmartScan(TM) systems can perform a full range of measurements needed for digital radiography, tomography, and laminography. Motions and positions in the system are accurately controlled by the computer system, with positional information preserved throughout the image-formation process and automatically made available to analysts.

     Interactive operation of the SmartScan(TM) is done by a graphical user interface ("GUI") which can be easily expanded by users to include programmed procedures that partially or totally automate the scanning and analysis sequence. The highly developed SmartScan(TM) image analysis software has unique capabilities in dimensional and density analysis, reverse engineering, and report generation. Advanced software engineering, including a fourth-generation user language, an intelligent data base, and an advanced structure for data files, minimizes learning time for system use.

     SMARTSCAN(TM) IMAGE TYPES

     The Company's SmartScan(TM) systems can take computerized industrial tomography opacity measurements in either the second generation (rotate-translate) mode, which is better for large (over 2 feet in diameter) or highly-opaque objects, or in the third generation (rotate only) mode, which is more efficient for objects up to 2 feet in diameter. Adjustable collimator settings, source-to-object distance, and "subpositioning" to form interlaced sets of data are available on the Company's systems.

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

     Complete resolution of interior detail is possible by stacking a set of tomograms in parallel cross-sectional planes. The SmartScan(TM) line strongly supports the acquisition and analysis of such three-dimensional density maps, from which users can create synthetic tomograms on vertical or oblique flat or curved surfaces. SmartScan(TM) software can also find the inside and outside surfaces of the object, and display them from any chosen point of view.

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

     The dimensions, densities and shapes determined by the SmartScan(TM) can be reported in text files or printouts in multiple formats. This permits "reverse engineering," in which the dimensions of the parts (after being reduced to descriptions of lines, arcs and curves) are sent to computer aided design and computer aided engineering (CAD/CAE) programs in readable format. Both reverse engineering and the other analysis methods are assisted by the ability to define points, lines and curves on the images either at fixed positions or fitted to the edges of the object.

     SMARTSCAN (TM) PERFORMANCE

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

PRINCIPAL PRODUCTS AND SERVICES

     SMARTSCAN(TM) PRODUCT LINE

     The Company's product line is continually evolving as a result of its research and development efforts. While the products are to a great extent customized or optimized for a particular customer's application, the Company has made several significant improvements to its basic systems. The basic systems in the form of (1) the SMS Model 101, a comparatively low cost scanner capable of measuring objects measuring up to two feet in diameter, three feet in height and weighing up to 2,000 pounds and (2) the SMS Model 201 which can measure objects up to five feet in diameter and weighing up to 5,000 pounds, have both been substantially improved.

     The most recent product improvement has been the employment of a high(er) speed detection system which has been successfully incorporated into the SMS SmartScan(TM). The SMS "close-packed" detector has significantly improved data acquisition rates, while maintaining resolution performance.


     An internally funded effort to improve image reconstruction and processing speed involved replacing the older MicroVax II minicomputers to advanced Sun Microsystems SPARC(TM) workstations and the newest DEC Alpha(TM) workstations has improved both basic products as well. Moving the Company's proprietary software to these open platforms has improved speed tenfold on the SMS SmartScan(TM) systems. The migration has also reduced the cost of the computer subsystem, and made the systems easier to support and upgrade.

     Perhaps the most significant change in the product offering at SMS is the CADScan software which is capable of sophisticated evaluation of complex parts. This product can graphically report wall thicknesses and wall displacement variances from design data in near real time. The Company believes that the CADScan capability, which can be employed on all of its SmartScan systems, will afford the Company access to large existing markets in product-oriented inspection, reverse engineering and rapid prototyping.

MANUFACTURE AND PRODUCTION

     Manufacture of each of the Company's systems involves assembly of electronic and mechanical components, system integration with computer hardware and software, final checkout and diagnostic testing. Major computer subsystems, electromechanical components and subassemblies are customarily manufactured by outside vendors.

     The Company has produced and delivered industrial CT systems to a variety of government and commercial customers, both in the United States and abroad. In previous years, the Company has delivered SMS Model 201 systems to customers including EG&G Florida, Inc., General Motors Corporation, Rockwell International Corporation and the U. S. Air Force San Antonio Air Logistics Center at Kelly Air Force Base, as well as numerous SMS Model 101B+ systems (the predecessor to the SmartScan(TM) product) to customers such as Martin Marietta Energy Systems, Pratt & Whitney Canada, the Swiss Federal Laboratories for Materials Testing and Research (EMPA), BP America (a division of British Petroleum), EG&G Mound Applied Technologies, Inc. and Allied Signal, Inc. The Company has also sold SmartScan(TM) systems to a number of customers including Fiat, Toyota, the U.S. Army, NASA-Lewis Research Center and Morton International, Inc.

     In fiscal year 1998, the Company shipped SmartScan(TM) systems to Savit, the U.S. Army, and Toyota Motor Corporation. In addition, in fiscal year 1998, the Company delivered a SmartScan system to Fiat (Italy), which had been returned previously, was modified to meet new specifications, and ultimately returned to and accepted by Fiat.

     In fiscal 1998, the Company received system orders from Toyota Motor Corporation, Rolls Royce Plc, Chrysler Corporation (now Daimler Chrysler), and Mitsubishi Materials Corporation. . The Company also received an order for CT components from Japan Atomic Energy Research Institute (JAERI), and upgrade orders from Boeing and Ishikawajima-Harima Heavy Industries (Japan.)



SCANNING SERVICES

     The inspection and measurement capabilities for the Company's products are available to both government and industry through the Company's Scanning Services department. The services are provided by the Company, using Company-owned systems and software. Quality control of the wall thickness of turbine blades used in jet aircraft engines and geometry acquisition for reverse engineering are a significant source of scanning services business. Scanning services also are playing an increasing role in the development of new composite and ceramic materials for use in automotive and aerospace industries. The Company provides these services on a contract, hourly or per part basis. The Scanning Services department also performs demonstration scans for customers considering a system purchase.

OPERATIONS AND MAINTENANCE SERVICES

     With respect to certain systems previously delivered by the Company, the Company also provides ongoing services under maintenance contracts with terms of up to five years. Additionally, the Company provides field services to customers through the sale of hardware and software upgrades. Revenues from field services has become an increasingly important source of revenues as the number of systems in operation continues to grow.

RESEARCH AND DEVELOPMENT

     Company-sponsored research and development (R&D) expenses totaled approximately $304,000 and $6,600 for the years ended July 31, 1998 and 1997, respectively. During fiscal 1997, the Company received a $229,000 expense reimbursement from National Institute of Standards and Technology (NIST) which was recorded as a reduction in R&D expenses. No such reimbursement was received in fiscal 1998.

     The Company's research in past years has been focused on achieving increases in the speed of data acquisition and image processing. These improvements were identified as the improvements that would most significantly expand the implementation of the Company's CT technology in industry. The Company continues to focus its research and development on increasing speed and ease of use and reducing costs. In fiscal year 1997, the Company began work on a prototype development for a solid state detector and state-of-the-art readout electronics, and delivered the first system based on these new "close-packed" detectors in fiscal 1998. The new detector system significantly reduces scan times compared to previous generation detectors while maintaining the performance in terms of spatial and density resolution. The Company plans to utilize the close-packed detectors on virtually all new CT system orders, and is offering the new detectors as an upgrade product for its installed base of CT systems.

     In fiscal 1998, the Company also sold a customized derivation of its new 3-D analysis software in conjunction with a system sale. CADScan(TM) was first demonstrated as a proof of concept for a General Motors complex casting application in fiscal 1997, and continues to be refined for a broad range of potential applications. Additionally, the Company has completed the development of a new Graphical User Interface (GUI) for use in the Company's products, and has sold the new GUI as an upgrade to some of its existing CT systems in the field. The GUI helps provide for user friendly operation of the Company's systems. In fiscal 1998, the Company completed the design and implementation of a more robust Object Positioning Unit (OPU) that improved the weight capacity and precision motion control compared to previous models of its CT scanners. These change provides a significant advancement towards scanner platform standardization.

     In February 1996 a joint venture comprised of the Company, General Motors, General Electric, and EG&G, began work on a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. The objective of the program was to develop very fast CT technology using volumetric scanning techniques. The Company is the project leader of the consortium and has sole commercializing rights for the new technology in the industrial market excluding medical applications. However, project activity was officially suspended in August, 1998 due to the Company's inability to meet its financial obligations required under the award agreement (see Note 11 to the Financial Statements), and pending a resolution to the financial issues, a request for an extension to the program has been denied by NIST. Efforts by the Company to raise capital to continue to fund its portion of this research program have been unsuccessful thus far, and the Company has begun procedures to closeout the program.

MARKETING

     The Company markets its products and services through direct sales contacts with existing customers, responses to inquiries generated by advertising and articles in trade magazines and technical publications, trade shows and through equipment demonstrations and scanning services. The Company's

SmartScan(TM) systems are intended to be standardized, customer-oriented commercial products designed for R&D as well as production environments.

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

     The Company has independent representatives in Japan, Germany, and the upper Midwest, which represent particularly attractive geographic markets. These representatives provide sales and technical support for the Company's systems and services in their respective geographic regions. Sales and technical assistance for customers outside of these territories is supported directly by the Company from its Austin facilities.

     In fiscal 1995, the Company appointed Eberline Radiometrie Group of Thermo Electron Instruments, Inc. (Eberline) as its exclusive worldwide representative for the Company's patented Tomographic Sheet Profile Gauge. Eberline is the leading European producer of industrial gauges.

PAYMENT TERMS

     The Company utilizes several different types of billing arrangements and payment terms, depending upon the type of product or service sold, and upon whether the customer is a private or a governmental entity. With respect to system sales, the Company typically obtains a substantial payment from the customer at the time the order is placed, with subsequent receipt of progress payments as certain milestones on the contract are met. This type of payment structure is not uncommon in the capital equipment and government markets. The Company is of the opinion that future sales contracts will have similar terms although there is no assurance that the Company will be able to secure such terms on future contracts.

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

     The Company believes that its competitive position is negatively impacted by its relative lack of financial resources and working capital. The Company seeks to negotiate contracts with a view toward obtaining a significant advance payment and periodic progress payments, as described above. The Company believes, however, that its competitive position is benefited by the quality of the Company's technology, and the Company's ability through its products to perform tests with speed, accuracy and minute precision not generally available through competing products. Accordingly, many of the Company's customers and prospective customers are faced with a decision of whether to obtain products that are less precise and less sophisticated than those of the Company, or to obtain the Company's products with potentially more stringent payment terms than are available through the Company's competition.

EMPLOYEES

     At December 31, 1998, the Company employed 21 full-time employees, of whom two were engaged in research, four in software development, two in engineering, three in scanning services, two in sales and marketing, two in field services, four in administrative, clerical and support services, and two in manufacturing. When necessary, temporary labor in the form of part-time employment or contract labor is utilized to meet increased demand for the production of the Company's systems.

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

     The primary aspect of the equipment or protocol associated with the Company's products or activities which require licensing is the use of isotopic, X-ray and linear accelerator radiation sources. Use of the systems in-house or at a customer facility requires the operating party to obtain a license from the appropriate state agency and/or federal agency regulating the use of radiation producing systems. The

Company and all of its customers operating its systems in the field have been able to obtain such licenses in a timely and efficient manner.

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

     During fiscal year 1998, the Company continued development of advanced 3D dimensional analysis software specifically designed for quickly identifying regions of rework and quantifying the amount of rework required. The Company intends on delivering a customized version of this software in fiscal 1999 to fulfill an order received in fiscal 1998. The Company believes that this software is a significant improvement in dimensional analysis and the Company anticipates that this new software may be an important component in future system sales.

FINANCIAL HISTORY

     The Company completed its initial public offering in March 1985. As of December 31, 1998, the Company had the following equity securities outstanding (exclusive of employees' and directors' stock options):

  Common Stock, $0.05 par value .............................. 21,114,468 shares

ITEM 2.   PROPERTIES

     The Company currently leases approximately 13,900 square feet of office and manufacturing space in an industrial park located in Austin, Texas. The Company has recently renewed its building lease to a new 5-year term expiring in October, 2003 at $9009 per month. Management believes that this space should be adequate for all of the Company's activities through fiscal 1999.

ITEM 3.   LEGAL PROCEEDINGS



     The Company is currently involved in litigation arising from its normal course of business and believes that such litigation will not adversely impact the Company's financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended July 31, 1998.


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

                                 Common Stock
                                 ------------

          Fiscal Year Ended                     High        Low
                                               ------      -----
          July 31, 1997
               First Quarter                    $0.90      $0.68
               Second Quarter................    1.41       0.67
               Third Quarter.................    1.07       0.51
               Fourth Quarter................    0.65       0.35

          July 31, 1998
               First Quarter.................   $0.98      $0.35
               Second Quarter................    0.60       0.29
               Third Quarter.................    0.71       0.35
               Fourth Quarter................    0.53       0.28

     The above quotations are over-the-counter market quotations and thus reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The total number of shares of Common Stock outstanding as of December 31, 1998 was 21,114,468 and the total number of holders of Common Stock of record as of such date was approximately 605.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. In addition, the Management's Discussion and Analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Annual Report. This discussion and analysis of operations compares the two years ended July 31, 1998 and 1997.

     The following table sets forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                                                             Year Ended July 31,
                                                      -----------------------------------------------------------------
                                                                   1998                                   1997
                                                      -------------------------------  --------------------------------
                                                       Dollar     % of     % Change     Dollar      % of     % Change
                                                       Amount    Total    from Prior    Amount     Total    from Prior
                                                       (000s)   Revenue      Year       (000s)    Revenue      Year
                                                      --------  --------  -----------  ---------  --------  -----------
Contract revenues:
  Tomographic system sales..........................   $2,560      68.1%        (8.6)%  $ 2,800      75.2%       45.6%
  Scanning services.................................      614      16.3%        25.8%       488      13.1%      (13.5)%
  Field services and upgrades.......................      585      15.6%        34.2%       436      11.7%      (35.7)%
    Total revenues..................................    3,760     100.0%         1.0%     3,724     100.0%       17.7%
Contract costs......................................    2,893      76.9%       (20.3)%    3,631      97.5%       65.9%
Gross profit........................................      867      23.1%       832.3%        93       2.5%      (90.5)%
Operating costs:
  Marketing.........................................      528      14.2%        49.2%       354       9.5%       36.7%
  Research and development..........................      304       8.1%        4243%         7       0.2%       40.0%
  General and administrative........................      812      21.8%         3.7%       783      21.0%       84.7%
   Total operating costs............................    1,644      43.7%        43.7%     1,144      30.7%       66.3%
Loss from operations................................     (777)    (21.6)%       26.1%    (1,051)    (28.2)%    (464.9)%
Other (income) expense:
  Interest expense..................................       72       1.9%         1.2%        71       1.9%       208.7%
  Interest and other income.........................        0       0.0%         0.0%        (1)      0.0%      (91.7)%
  Loss on sale of asset.............................        0       0.0%         0.0%         0       0.0%         0.0%
    Other - net.....................................       72       1.9%         2.7%        70       1.9%       536.4%
                                                       ------    ------       ------    -------    ------      -------
Net Loss............................................   $ (849)    (22.6)%       24.3%   $(1,121)    (30.1)%     (504.7)%
                                                       ------    ------       ------    -------    ------      -------

NM- Not meaningful

FISCAL 1998 RESULTS OF OPERATIONS

     Total contract revenues for the year ended July 31, 1998 was basically flat compared to the previous year, increasing about 1% or $36,175. A $239,554, or 8.6% decrease in revenues from systems sales was offset by increases in upgrade and scanning services revenue. Scanning services revenues increased $126,470, or 26% and maintenance and upgrades revenues increased $149,259, or 34%. The Company's systems revenue was adversely affected by its continued cash flow limitations, and the delay in completion of its new "close-packed" detector system. To date, the Company has been unsuccessful in its efforts to raise additional capital via the equity market, and no assurances can be given that the Company can raise working capital in sufficient amounts or otherwise successfully produce all such backlog or that any of the Company's revenues will increase.

     GROSS MARGIN

     Gross margin (revenue less direct contract costs) as a percentage of revenue increased from 2.5% in fiscal year 1997 to 23% in fiscal year 1998.
This increase is due to several factors including improvement in managing cost over-runs on system projects, as well as a more favorable product mix (i.e., higher margin scanning services, maintenance, and upgrade revenue, contributed to 32% of the total revenue in fiscal 1998, compared to 25% of the total revenue in fiscal 1997.)

     OPERATING COSTS

     Fiscal year 1998 total operating costs as a percentage of revenues increased to 44% from 31% in fiscal year 1997. Marketing and sales expenses grew by 49% mostly due to the hiring of a VP of Sales and Marketing, as well as expenditures for new company collateral and web site development. The dramatic increase in R&D expenses is primarily due to the fact that the Company received an expense reimbursement of $229,000 from National Institute of Standards and Technology (NIST) in fiscal 1997, which was recorded as a reduction in R&D expenses. No such reimbursement was received in fiscal 1998. (see Note 11 to the Financial Statements.) General and administrative expenses were basically flat year over year.

     NET DEFERRED TAX ASSET

     At July 31, 1998 and 1997, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

     OTHER EXPENSES

     Interest expense  was basically flat between fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     As of July 31, 1998, the Company had negative working capital of $1,050,530 compared to negative net working capital of approximately $164,000 at July 31, 1997.

     CASH FLOWS

     The Company's operating activities provided net cash of approximately $8,400 in fiscal year 1998 compared to net cash utilized in operations of approximately $845,000 in fiscal year 1997. Cash utilized in operations is less than net losses in fiscal year 1997 primarily because of non-cash charges for depreciation and amortization and a net increase in current liabilities.

During fiscal 1998 and 1997, the Company used $342,600 and generated $1,303,600, respectively, from financing activities. The generation of cash from financing activities in fiscal 1997 was due mainly to the issuance of the Company's common stock and borrowings under a bank line of credit. The net use of cash from financing activities in fiscal 1998 was due mainly to payments on borrowings.

     CAPITAL EXPENDITURES

     Capital expenditures in fiscal year 1998 and 1997 were approximately $15,000 and $114,000, respectively. Fiscal year 1998 capital expenditures were for scanning services equipment, leasehold improvements to accommodate production requirements, and for the upgrade of internally utilized computer equipment. Except for computer equipment upgrades, the fiscal year 1997 capital expenditures are nonrecurring in nature.

     LIQUIDITY

     Sources of liquidity as of December 31, 1998 include cash on hand of approximately $8,500 and accounts receivable of approximately $75,000. Based on these sources of liquidity as well as revenues generated by current backlog, management believes that the Company has the ability to manage its cash requirements during the fiscal year ending July 31, 1999 provided that the
                                                         --------
Company does not lose any contracts; that none of its customers cancel their contracts or otherwise fail to pay their debts to the Company; or that among the company's creditors GE CR&D in particular does not initiate an aggressive collection effort. The Company's heavy concentration on a small number of customers makes it particularly vulnerable to the loss of any account.

     If a customer of the Company cancels a contract or becomes unable to pay its debts to the Company pursuant to its purchase contract, liquidity would be adversely affected. If a creditor(s) of the Company aggressively pursues a
collection effort, liquidity would also be adversely affected.   This would
require the Company to either obtain additional capital from external sources or to curtail its working capital expenditures. No assurances can be given of the Company's ability to obtain such additional capital and any such curtailment could adversely affect the Company's operations and competitive position. To date, the Company has been unsuccessful in its efforts to raise additional capital via the equity market, and there is no assurance that the Company will be successful with its efforts to restructure its current indebtedness. If these measures cannot be accomplished, management may seek judicial creditor protection. During fiscal 1998, the Company was unable to pay vendors in accordance with the terms of purchases. Also, subsequent to fiscal 1998, the Company has been unable to meet all of its payroll obligations in a timely fashion. At this time, the Company remains in arrears of its payroll obligations.

     For the past several years, the Company has been aware that it needed significant additional financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 11 to the financial statements, pursuit of this project has required funding for the Company's portion of the project in the approximate amount of $2,745,000. As of December 31, 1998 the Company owed a total of $871,500 to General Electric and may contingently owe an additional $718,200. Since October 1997 the Company has been seeking diligently to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, with the end of, first, the Tucker Anthony investment banking engagement on October 1, 1998 and, subsequently, that of the Company's co-advisor, Mitsubishi Trust and Banking Corporation, Management has concluded that prospects for such new financing are remote.

     NIST officially suspended project activity in August, 1998 due to the Company's inability to meet its financial obligations required under the award agreement (see Note 11), and pending a resolution to the financial issues, a request for an extension to the program has been denied by NIST. Efforts by the

Company to raise capital to continue to fund its portion of this research program have been unsuccessful thus far, and consequently the Company has begun procedures to closeout the program.

     As of November 7, 1997 the Company was in default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit, originally in the amount of $1,250,000. As of July 1998 the Company owed approximately a net $167,000 to its commercial bank on this credit which was made in connection with the production of one of the Company's systems for delivery to a foreign customer. The associated receivable from the export customer was to serve as the bank's collateral.

     In February of 1998, the customer accepted the system after the Company discounted the price of the system somewhat and resolved certain technical and performance issues. Management negotiated and executed a series of modifications to the note with the bank. These modifications extended the maturity due date successively to July 31, 1998 and then to December 31, 1998. The $630,000 principal balance, which had been owing as of July 31, 1997, was reduced to approximately $138,000 as of December 31, 1998.

     Management has negotiated with the bank to extend the note for an additional ninety (90) day period beyond the December 31, 1998 maturity date. While no assurance can be given, management anticipates that on or before the maturity date of this latest extension to the note the principal balance and interest obligations will have been retired in their entirety.

     As noted in the report of independent certified public accountants, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. As of July 31, 1998, the Company incurred a net loss of $848,890. In addition, at July 31, 1998, current liabilities exceeded current assets by $1,050,530.

    The Company has incurred substantial indebtedness, including amounts owed under the NIST contract (see Note 11 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increases its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited. The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its debt and/or raise additional financing. However, to date, the Company has been unsuccessful in its efforts to raise additional capital via the equity market, and there is no assurance that the Company will be successful with its efforts to restructure its current indebtedness. The Company's future performance will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets or to reduce or to delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms. If these measures cannot be accomplished, management may seek judicial creditor protection or some other form of restructure.

     BACKLOG

     Total contract backlog as of December 31, 1998 was approximately $1,636,000, down from $2,700,000 one year earlier. Of the current backlog, approximately $1,571,000 is for systems sales. All backlog is scheduled for production in fiscal year 1999, provided, however that no assurances can be given that all such backlog will be produced.

     Y2K ISSUES

     Year 2000 or Y2K concerns stem from the fact that many computer programs were originally written using two digits rather than four digits to define the applicable year. Programs written in this manner may recognize a date ending in 00 as the year 1900 rather than the year 2000. Essentially, the Company does not believe that any of its proprietary software poses a Y2K threat to any of its customers, although the operating systems for workstations or PC's which are employed by the Company to operate CT systems may present such issues to customers. The Company has previously sent instructions to all previous systems customers advising them of a possible issue with operating system software for the workstations and/or PC's employed by the Company's customers to operate CT systems. The Company has provided those customers with procedural recommendations that could be employed to address any such problems that in the Company's opinion might arise. The Company does not believe that these issues represent either a material problem to its customers or a problem that could have a material financial impact on the Company. Beyond any Y2K issues with the workstation and/or PC operating systems, in the Company's opinion there may be other Y2K issues facing the Company in its use of third party software packages such as financial and cost accounting software. The Company does not believe, however, that such problems will represent a material financial problem.

     NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
Report of Independent Certified Public Accountants..............................................  21

Financial Statements:

     Balance Sheets, July 31, 1998 and 1997.....................................................  22

     Statements of Loss, Years Ended July 31, 1998 and 1997.....................................  24

     Statements of Stockholders' Equity (Capital Deficit), Years Ended July 31, 1998 and 1997...  25

     Statements of Cash Flows, Years Ended July 31, 1998 and 1997...............................  26

     Summary of Significant Accounting Policies.................................................  28

     Notes to Financial Statements..............................................................  33

Report of Independent Certified Public Accountants


Scientific Measurement Systems, Inc.
Austin, Texas

We have audited the accompanying balance sheets of Scientific Measurement Systems, Inc. (the "Company") as of July 31, 1998 and 1997, and the related statements of loss, stockholders' equity (capital deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the Financial Statements, the Company has suffered recurring losses from operations, has a capital deficit, and a working capital deficit that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in default in connection with its line of credit agreement and on one other note payable as disclosed in Note 3 to the Financial Statements. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SIEDMAN, LLP

Houston, Texas
September 22, 1998, except for Note 3
  which is as of January 15, 1999


====================================================================================================

July 31,                                                                     1998               1997
----------------------------------------------------------------------------------------------------
Assets (Note 1)

Current
   Cash and cash equivalents                                     $         40,710    $       390,213
   Trade accounts receivable, less allowance for
     doubtful accounts of $48,950 in 1998 (Note 3)                        610,550            293,523
   Research grant receivable (Note 11)                                          -            450,090
   Costs and earned profits on long-term contracts
     in excess of related billings (Note 6)                               232,799            903,148
   Inventories (Note 3)                                                   202,131             19,900
   Prepaid expenses and other                                              53,190             27,667
----------------------------------------------------------------------------------------------------

Total current assets                                                    1,139,380          2,084,541
----------------------------------------------------------------------------------------------------

Property and equipment less accumulated
  depreciation (Notes 2 and 3)                                             56,826             87,171
----------------------------------------------------------------------------------------------------

Other assets
   Scanning equipment, less accumulated depreciation
     of $269,762 and $229,810 (Notes 3 and 8)                             278,844            211,323
   Other assets, less accumulated amortization
     of $27,725 and $24,591 (Note 8)                                       87,675             87,164
----------------------------------------------------------------------------------------------------

Total other assets                                                        366,519            298,487
----------------------------------------------------------------------------------------------------

                                                                 $      1,562,725    $     2,470,199
====================================================================================================

                                            Scientific Measurement Systems, Inc.

                                                                  Balance Sheets


====================================================================================================

July 31,                                                                     1998               1997
----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Capital Deficit)

Current liabilities
   Accounts payable and accrued liabilities                      $        481,191    $       507,568
   Payable to research consortium members (Note 11)                       871,469            773,186
   Billings in excess of related costs and earned
     profits on long-term contracts (Note 6)                              480,106            267,964
   Notes payable, in default (Note 3)                                     357,144            699,775

----------------------------------------------------------------------------------------------------

Total current liabilities                                               2,189,910          2,248,493
----------------------------------------------------------------------------------------------------

Commitments and contingencies (See Notes 1, 9, 10 and 11)
----------------------------------------------------------------------------------------------------

Stockholders' equity (capital deficit) (Notes 4 and 5)
   Preferred stock, 2,000,000 shares authorized,
     no shares issued or outstanding                                            -                  -
   Common stock, $.05 par value; 40,000,000 shares
     authorized; 21,114,468 shares issued
     and outstanding                                                    1,055,723          1,055,723
   Additional paid-in capital                                           9,253,622          9,253,622
   Deficit                                                            (10,936,530)       (10,087,639)
----------------------------------------------------------------------------------------------------

Total stockholders' equity (capital deficit)                             (627,185)           221,706
----------------------------------------------------------------------------------------------------

                                                                 $      1,562,725    $     2,470,199
====================================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                                              Statements of Loss


====================================================================================================

Years ended July 31,                                                         1998               1997
----------------------------------------------------------------------------------------------------

Contract revenues (Note 6)
   Tomographic system sales                                      $      2,560,500    $     2,800,054
   Scanning services                                                      614,116            487,646
   Field services and upgrades                                            585,149            435,890
----------------------------------------------------------------------------------------------------

Total revenues                                                          3,759,765          3,723,590

Direct contract costs                                                   2,893,127          3,630,976
----------------------------------------------------------------------------------------------------

Gross profit                                                              866,638             92,614
----------------------------------------------------------------------------------------------------

Operating costs:
   Marketing                                                              528,105            353,679
   Research and development                                               303,831              6,606
   General and administrative                                             811,754            783,497
----------------------------------------------------------------------------------------------------

Total operating costs                                                   1,643,690          1,143,782
----------------------------------------------------------------------------------------------------

Loss from operations                                                     (777,052)        (1,051,168)
----------------------------------------------------------------------------------------------------

Other (income) expense:
   Interest expense                                                        71,838             70,973
   Interest and other income                                                    -             (1,051)
----------------------------------------------------------------------------------------------------

Total other expense, net                                                   71,838             69,922
----------------------------------------------------------------------------------------------------

Net loss                                                         $       (848,890)   $    (1,121,090)
----------------------------------------------------------------------------------------------------

Basic net loss per common share(1)                               $          (0.04)   $         (0.05)
----------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding(1)                       21,114,468         19,795,663
====================================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

(1)Diluted per share amounts not presented due to anti-dilutive effect of additional shares.

                                            Scientific Measurement Systems, Inc.

                            Statements of Stockholders' Equity (Capital Deficit)


===================================================================================================

                                       Common Stock        Additional
                                   --------------------       Paid-In
                                   Shares        Amount       Capital          Deficit        Total
---------------------------------------------------------------------------------------------------
Balance at July 31, 1996       16,584,007    $  829,200   $ 8,339,675   $   (8,966,549) $   202,326

Issuance of common stock
 and stock options exercised    4,530,461       226,523       913,947                -    1,140,470

Net loss                                -             -             -       (1,121,090)  (1,121,090)
---------------------------------------------------------------------------------------------------

Balance at July 31, 1997       21,114,468     1,055,723     9,253,622      (10,087,639)     221,706

Net loss                                -             -             -         (848,890)    (848,890)
---------------------------------------------------------------------------------------------------

Balance at July 31, 1998       21,114,468    $1,055,723   $ 9,253,622   $  (10,936,530) $  (627,185)
===================================================================================================

        See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows


===================================================================================================

                          Increase (decrease) in cash and cash equivalents
Years ended July 31,                                                         1998              1997
---------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                         $       (848,890)     $  (1,121,090)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                         88,715             78,623
     Changes in assets and liabilities:
          Trade accounts receivable                                      (317,027)            12,664
          Other receivables                                               450,090           (203,018)
          Costs and earned profits on long-term contracts
            in excess of related billings                                 670,349            (94,323)
          Inventories                                                    (182,231)            (5,775)
          Prepaid expenses and other current assets                       (25,523)            55,614
          Other assets                                                   (111,116)            (1,674)
          Billings in excess of related costs and earned
            profits on long-term contracts                                212,142            (24,848)
          Accounts payable and accrued expenses                            71,905            459,198
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                         8,414           (844,629)
----------------------------------------------------------------------------------------------------

Net cash used in investing activities:
   Capital expenditures                                                   (15,286)          (113,763)
----------------------------------------------------------------------------------------------------

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows


====================================================================================================

Years ended July 31,                                                         1998               1997
----------------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of common stock                                       -          1,075,470
   Borrowings under notes payable                                         140,019            537,702
   Repayments on notes payable                                           (482,650)          (309,609)
----------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                      (342,631)         1,303,563
----------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                         (349,503)           345,171

Cash and cash equivalents at beginning of year                            390,213             45,042
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $        40,710      $     390,213
====================================================================================================



Supplemental disclosures of cash flow information:

Cash payments for interest were $74,593 and $71,077 in 1998 and 1997, respectively. No taxes were paid in 1998 and 1997.
================================================================================

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

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies

================================================================================

Nature of Business

Scientific Measurement Systems, Inc. (the "Company") was incorporated in Texas in 1979. The Company is a research, manufacturing and service company and is primarily engaged in the design, development, assembly and marketing of radiographic/ tomographic scanning systems used for nondestructive examination of the surface and interior structure of various materials, and in providing contract services with respect thereto. All operations of the Company are domestically based; however the Company has significant foreign sales.

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

Inventories

Inventories are stated at the lower of cost (specific identification) or market and consist primarily of parts to be used in the manufacture of tomographic scanning systems.

Financial Instruments

The carrying amount of the Company's financial instruments, consisting of cash, receivables, accounts payable, payable to research consortium members, and notes payable approximates their fair value due to the short term nature of these items.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization for financial statement purposes are provided by the straight-line method over estimated useful lives of two to five years for equipment and furniture and fixtures. Improvements to building are depreciated by the straight-line method over the shorter of the estimated life or the remaining term of the building lease. Maintenance and repairs are charged to expense as incurred.

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies

================================================================================

Scanning Equipment

Scanning equipment is stated at cost. Depreciation for financial statement purposes is provided by the straight-line method over estimated useful lives of five to ten years.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash deposits and accounts receivable. The Company maintains cash balances at financial institutions which may at times be in excess of federally insured levels. The Company has not incurred losses related to these balances to date. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers and their dispersion across many geographic areas. Although, the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of the national economies of the various countries in which the Company does business (see Note 6). The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company monitors its exposure for credit losses and maintains an allowance for doubtful accounts.

Patent Rights

The Company holds patent rights related to procedures for tomographic examinations which are being amortized using the straight-line method over their remaining lives of 15 years.

Research and Development

Expenditures for Company-sponsored research and development are expensed as incurred. Reimbursements by third parties for research and development are offset against the Company's research and development expenses as incurred.

Loss Per Share

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which replaces the presentation of primary EPS with a presentation of basic EPS. SFAS 128 was applied to July 31, 1997 calculations but resulted in no change to previously reported EPS.

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies

================================================================================


Net loss per common share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the common stock options. Stock options for 2,422,678 shares and warrants for 150,000 shares are not included in the computation of loss per share for 1998 and 1997 since their effect would be anti-dilutive.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and interest bearing deposits with original maturities of three months or less.

Income Taxes

The Company follows the liability method of accounting for income taxes. This method provides for deferred income taxes to be recorded based on enacted income tax rates in effect on the dates on which temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the period in which the change is determined. Deferred tax assets are reduced by a valuation allowance to amounts that are more likely than not to be realized.

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

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies

================================================================================


Impairment of Long-Lived Assets

Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of July 31, 1998 and 1997 indicated there was no impairment to these assets' carrying values.

New Accounting Pronouncements

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

                                            Scientific Measurement Systems, Inc.

                                      Summary of Significant Accounting Policies

================================================================================

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements is not expected to have a material effect on the Company's financial statements disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Stock Options and Warrants

The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and for the issuance of options and warrants to non-employees for services rendered.

Reclassification

Certain amounts previously reported have been reclassified to conform to current year presentation.

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

1.   Going Concern Uncertainty

The Company has continued to incur substantial losses from operations and incurred a net loss from operations of $848,890 for the fiscal year ended 1998 and has a capital deficit of $627,185. In addition, the Company has incurred substantial indebtedness resulting in current liabilities exceeding current assets by approximately $1,050,500 at July 31, 1998 and is presently in default with its line of credit agreement and on one other note payable (see Note 3). The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its debt and/or raise additional financing. However, to date, the Company has been unsuccessful in its efforts to raise additional capital, and there is no assurance that the Company will be successful with its efforts to restructure its current indebtedness. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms. If these measures cannot be accomplished, management may seek judicial creditor protection. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 1998, the Company was unable to pay vendors in accordance with the terms of its purchase agreements. Also, subsequent to July 31, 1998, the Company has been unable to meet its payroll obligations in a timely fashion and is delinquent in meeting its payroll tax obligations.

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

Management's plans include restructuring of the Company's debt and/or the raising of additional financing. However, to date the Company has been unsuccessful in its efforts to raise additional capital, and there is no assurance that the Company will be successful with its efforts to restructure its current indebtedness.

2.   Property, Equipment and Depreciation

The major classes of property and equipment as of July 31 are as follows:


                                                                               1998            1997
---------------------------------------------------------------------------------------------------
Equipment                                                           $     1,124,383   $   1,116,886
Furniture and fixtures                                                      104,285         104,285
Improvements to building                                                     62,180          54,391
---------------------------------------------------------------------------------------------------
                                                                          1,290,848       1,275,562
Less accumulated depreciation                                            (1,234,022)     (1,188,391)
---------------------------------------------------------------------------------------------------
                                                                    $        56,826   $      87,171
===================================================================================================

3.   Notes Payable

Notes payable at July 31 consisted of the following:

                                                                               1998            1997
---------------------------------------------------------------------------------------------------
Eximbank note payable, in default
secured by certain accounts
receivable, inventories, and
property and equipment; interest
payable monthly at prime plus 5%
(13.5% at July 31, 1998).                                           $       167,125   $     629,775

Note payable to a bank, due
July 18, 1999; interest at 11%.                                              60,000          70,000

Note payable to a law firm, in
default, and payable on demand
with interest at 8%                                                         130,019               -
---------------------------------------------------------------------------------------------------
                                                                    $       357,144   $     699,775
===================================================================================================

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

At July 30, 1998, the Company is in default on numerous debt covenants under the Eximbank note payable. The debt covenant violations have not been waived; however, due date has been extended by the bank to March 31, 1999.

4.   Stockholders' Equity

The Company has authorized 40,000,000 shares of common stock, $0.05 par value. Additionally, the Company has authorized 2,000,000 shares of preferred stock, $0.15 par value. As of July 31, 1998, no preferred stock has been issued or is outstanding.

In November 1996, the Company completed limited offerings of 1,960,732 shares of common stock pursuant to Regulation S of the Securities Act of 1933. Net proceeds of approximately $1,080,000 were primarily used for general corporate needs.

The Company agreed to compensate a sales agent of the limited offering 10% of the gross dollars raised as a fee. In addition, the Company has granted the sales agent 150,000 stock purchase warrants exercisable at $0.875 per share. These warrants may be exercised through November 2001, with no call provisions and piggyback registration rights and a one-time demand registration after twelve months.

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

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

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

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

During fiscal 1998, the Board of Directors approved awards of 500,000 options to two employees which were awarded under the 1996 plan. All options were granted at fair market value at date of issuance. The options vest over various periods and expire over various periods.

As of July 31, 1998, 2,923,681 shares of common stock were under option, with exercise prices ranging from $0.1406 to $0.8900; 2,422,678 of these options were exercisable at July 31, 1998.

A summary of the status of the Company's stock options as of July 31 is presented below:


                                                             1998                      1997
                                                        -----------------        ------------------
                                                                 Weighted                  Weighted
                                                        Number    Average        Number     Average
                                                            of   Exercise            of    Exercise
Options                                                 Shares      Price        Shares       Price
---------------------------------------------------------------------------------------------------
Outstanding and
  exercisable at
  beginning of year                                  2,423,681   $   0.43     4,119,352   $    0.17
Granted                                                500,000       0.38     1,050,000        0.87
Exercised                                                    -          -    (2,510,671)       0.17
Forfeited                                                    -          -      (235,000)       0.64
---------------------------------------------------------------------------------------------------
Outstanding at
  end of year                                        2,923,681   $   0.42     2,423,681   $    0.43
===================================================================================================

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

The following table summarizes the information about the stock options as of July 31, 1998.


                                                                  Weighted
                                                                   Average
                                          Number     Weighted    Remaining       Number    Weighted
                           Range of    Outstand-      Average  Contractual  Exercisable     Average
                           Exercise       ing at     Exercise         Life           at    Exercise
                              Price      July 31        Price       (Years)     July 31       Price
                           ------------------------------------------------------------------------
                           $ 0.1406       32,000     $ 0.1406            1       32,000    $ 0.1406
                           $ 0.1500    1,050,641     $ 0.1500            3    1,049,641    $ 0.1500
                           $ 0.2250      141,040     $ 0.2250            1      141,040    $ 0.2250
                           $ 0.2400      300,000     $ 0.2400            3      300,000    $ 0.2400
                           $ 0.3700      100,000     $ 0.3700           10      100,000    $ 0.3700
                           $ 0.3800      400,000     $ 0.3800          3.5      100,000    $ 0.3800
                           $ 0.8600      450,000     $ 0.8600            5      450,000    $ 0.8600
                           $ 0.8900      450,000     $ 0.8900            9      249,997    $ 0.8900
                           ------------------------------------------------------------------------
                           $ 0.1406
                           $ 0.8900    2,923,681     $ 0.4249            4    2,422,678    $ 0.3922

SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997 as follows: dividend yield of 0%; expected volatility of 100%; risk-free interest rates ranging from 5.44% to 6.50%; and expected lives ranging from 2 to 3 years. The weighted fair value of options granted in 1998 ranged from $0.24 to $0.25 and 1997 ranged from $0.47 to $0.58.

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share for the year ended July 31, would have been increased to the pro forma amounts indicated below:

                                                                             1998              1997
---------------------------------------------------------------------------------------------------
Net loss applicable to
  common stockholders:
    As reported                                                    $     (848,890)   $   (1,121,090)
    Pro forma                                                            (993,889)       (1,382,090)

Loss per share:
    As reported                                                    $        (0.04)   $         (.05)
    Pro forma                                                               (0.05)            (0.07)
===================================================================================================

6.   Contract Revenues and Contracts in Progress

The Company's revenues have been derived from certain major customers (greater than 10% of total revenues) as follows:


Customer                                                                     1998              1997
---------------------------------------------------------------------------------------------------
A                                                                               -               31%
B                                                                               -               24%
C                                                                               -               14%
D                                                                             33%                 -
E                                                                             15%                 -
===================================================================================================

The Company had export revenues of approximately $1,069,000 and $910,000 to Japan, $103,000 and $1,156,000 to Germany, $21,000 and $117,000 to Switzerland,
and none and $531,000 to Italy during fiscal 1998 and 1997, respectively.

Contracts in progress consist of the following:


July 31,                                                                      1998            1997
--------------------------------------------------------------------------------------------------
Costs and estimated earnings                                      $      2,591,095   $   3,526,572
Billings                                                                 2,838,402       2,891,388
--------------------------------------------------------------------------------------------------
                                                                  $       (247,307)  $     635,184
==================================================================================================

Included in the balance sheet:
  Costs and earned profits on

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

  long-term contracts in excess
  of related billings                                             $        232,799   $     903,148
Billings in excess of related
  costs and earned profits on
  long-term contracts                                                     (480,106)       (267,964)
--------------------------------------------------------------------------------------------------
                                                                  $       (247,307)  $     635,184
==================================================================================================

Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.

7.   Income Taxes

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets were as follows:


July 31,                                                                     1998             1997
--------------------------------------------------------------------------------------------------
Accrued expenses                                                   $       12,384    $      15,000
--------------------------------------------------------------------------------------------------
Total current deferred income tax asset                                    12,384           15,000
--------------------------------------------------------------------------------------------------
Depreciation                                                              (14,756)         (17,000)
Operating loss carryforward                                             3,634,052        3,396,000
Tax credit carryforward                                                   144,157          137,000
--------------------------------------------------------------------------------------------------
                                                                        3,775,837        3,531,000
Valuation allowance                                                    (3,775,837)      (3,531,000)
--------------------------------------------------------------------------------------------------
Total net deferred income tax asset                                $            -    $           -
==================================================================================================

At July 31, 1998 the Company has available for federal income tax reporting purposes approximately $10,688,000 of net operating loss carryforwards of which approximately $32,000 expires in 1999, $483,000 expires in 2000 with the balance expiring in varying amounts in 2001 through 2018. Also, the Company has approximately $424,000 of tax credit carryforwards expiring from 1999 to 2002. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

which may be utilized if there are substantial changes in the ownership of the Company.

At July 31, 1998 and 1997, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

8.   Related Party Transactions

In 1981 the Company purchased from various stockholders certain technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $7,703 and $10,157 are included in other assets at July 31, 1998 and 1997. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

During fiscal year 1997, the Company purchased a scanner from a Director of the Company. The Company issued 500,000 shares of common stock valued at $65,000 to the Director in exchange for the scanner.

9.   Commitments and Contingencies

Product Liability Insurance
The Company does not carry product liability insurance. Management does not believe that the lack of such insurance has a material adverse effect on the Company's financial position or results of operations.

Legal Proceedings
The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

10.  Leases

The Company entered into a lease agreement for office and manufacturing space. The lease was for an initial three year period, with two three year options to renew the lease at then market prices. These options have been exercised. Lease expense for 1998 and 1997 was $92,738 and $91,175, respectively.


Future minimum payments, by fiscal year and in the aggregate for leases of office and manufacturing space and equipment consist of the following:

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================


July 31,                                                                                      Amount
----------------------------------------------------------------------------------------------------
1999                                                                                       $ 150,030
2000                                                                                         137,114
2001                                                                                         108,205
2002                                                                                         108,205
2003                                                                                         108,205
Thereafter                                                                                    18,034
----------------------------------------------------------------------------------------------------
Total minimum lease payments                                                               $ 629,793
====================================================================================================

11.  Research and Development Consortium and Grant

In 1996, the Company formed a consortium with General Motors, General Electric and EG&G to develop scanning technology that is capable of tomographical scanning 100 times faster than current systems. The Company is the project leader of the consortium and has sole commercialization rights, except for medical applications, for the new technology.

Under the terms of the consortium agreement, approximately 30 advanced detector panels would be produced by the consortium which will require aggregate funding of $7,660,000. In February 1996, the consortium was awarded a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. The terms of the grant provide that NIST will contribute 49% of the consortium's funding requirement or $3,753,000 as a grant to the consortium. Further, the Company will invest a total of $1,218,000 into the project. During 1998 and 1997, the Company incurred approximately $53,600 and $194,600, respectively, under the project net of reimbursement from NIST.

Through July 31, 1998, the Company, acting as project leader, has collected grants approximating $1,409,000 from NIST as reimbursement for costs incurred by other consortium members, of which $582,500 has been repaid to such members. Accordingly, at July 31, 1998 the Company had amounts payable to consortium members, (primarily General Electric) of $871,469. In addition, under the consortium agreement the Company may be contingently liable for an additional $718,200 to General Electric.

                                            Scientific Measurement Systems, Inc.

                                                   Notes to Financial Statements

================================================================================

Project activity was suspended in August 1998 due to the Company's inability to meet its financial obligations under the award agreement, and a request for an extension to the program has been denied by NIST. The Company has begun to closeout its participation under this arrangement since efforts by the Company to raise capital to continue to fund its portion of these research program have been unsuccessful thus far, and there is substantial doubt that the required funding will be available to the Company to complete this research program.

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          Not applicable.



                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The current members of the Board of Directors are as follows:

                                                                               Year
                                                                               Became
Directors                Position with the Company                      Age    Director
---------                ---------------------------                    ---    --------
Howard L. Burris, Jr.    Director, President, Chief Executive Officer,
                           Chief Financial Officer                      49      1996
Dr. Larry Secrest        Chairman of the Board                          57      1986
Burton W. Kanter         Director                                       68      1985
James W. Kenney          Director                                       57      1986
Phillips A. Moore        Director                                       52      1987
Dr. Thomas Prud'homme    Director                                       68      1990

BACKGROUND OF DIRECTORS

     Howard L. Burris, Jr. has served as President and Chief Executive Officer of the Company since October 1997. Since 1989 he has also served as the Chairman of the Board of Applied-Machine Tool Technology, Inc., a Texas corporation ("AMTT") and is currently its principal stockholder. He purchased the assets of AMTT's predecessor company in 1989 and has been actively involved in the turnaround of AMTT since that time. Prior to his involvement with AMTT, Mr. Burris worked successfully in real estate and oil and gas investments. Mr. Burris developed and sold over 480 single family homesites at Jester Estates in Austin, Texas; purchased and arranged permanent, fixed rate financing for a 201,500 square foot office building in California; was a working interest partner in over 180 oil and gas properties located in Texas, Louisiana, and West Virginia; and was a co-partner and investor in a local cable television business. Prior to his real estate and oil and gas activities, Mr. Burris was a director and stockholder in Bandargaz Chemical Company, Inc., which was the Joint Venture Partner of Dow Chemical Company in Iran from 1976 until 1979. Mr. Burris holds a Master of Business Administration Degree from the University of Texas at Austin and a Bachelor of Arts degree in History from Princeton University.

     Dr. Larry Secrest currently serves as Chairman of the Board of the Company. He joined the Company in January 1986 and served as its President and Chief Executive Officer from 1986 through July 1997. Since the latter part of 1994, Dr. Secrest also has served as Chairman of the Board of Hydrolab Corporation and since July 1997 also serves as its President and Chief Executive Officer.
During the period from 1982 through 1985 he served as an advisor and consultant for strategic planning and venture management; first, as owner of Secrest & Associates from September 1982 through September 1984; and subsequently, as a member of Ozark Research Group, from October 1984 through December 1985. Dr. Secrest holds a B.A. from Tulane University and an M.B.A. from the Wharton School of Business. He received an interdisciplinary Ph.D. in Management, Business and Public Affairs from The University of

                                            SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Texas at Austin in 1971. During 1971-72 he served as visiting Fulbright Research Professor at Keio University in Tokyo, Japan.

     Burton W. Kanter was elected to the Board in August 1985. Mr. Kanter is a lawyer specializing in federal income tax matters, formerly attorney-advisor to the Tax Court of the United States, author of numerous articles in the field of federal income taxation and a member of the faculty of the University of Chicago Law School. He was a partner in the Chicago law firm of Kanter & Eisenberg from May 1979 to January 1986. Since that time, he has served as counsel to the successor firm of Neal Gerber & Eisenberg. He is a Director of Logic Devices, Inc., HealthCare COMPARE Corp., Walnut Financial Services, Inc., Channel America LPTV Holdings, Inc, and Power-Cell, Inc., plus many private companies. He is also Chairman of Chicago Holding, Inc., a private investment company. Mr. Kanter is formerly a member of the Board of Directors of the University of Chicago School of Biological Sciences and the Pritzker Medical School. He is a member of the visiting Committee of the Art School of the University of Chicago, and is presently a member of the Board of Directors of a number of public charitable organizations, including the Museum of Contemporary Art of Chicago, the Chicago International Film Festival, and the Film Department of the Art Institute of Chicago.

     James W. Kenney was elected to the Board of Directors in March 1986. He currently is associated with San Jacinto Securities, Inc. as Executive Vice President and owner. From February 1992 until September 1993, he was Vice President of Investments for Renaissance Capital, a fund manager, and from October 1989 until February 1992, he was Executive Vice President of Capital Institutional Services, Inc. In addition, he once served as an Executive Vice President for a full-service securities brokerage firm that was the managing underwriter for the initial public offering of the Company in March 1985. Mr. Kenney also serves as a member of the Board of Directors of Consolidated Health Care Associates, Inc., Industrial Holdings, Inc., Tecnol Medical Products, Inc. and Tricom Corporation. Mr. Kenney received a B.B.A. in Economics from the University of Colorado in 1964.

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

     Dr. Tom Prud'homme has been Vice President for Technology of Thermo Instrument Systems since 1994. In addition, he currently serves on the Board of Directors of Austin American Technology. From 1990 until March 1994, Dr. Prud'homme was Vice President for Technology of a division of Baker, Hughes, Inc. Dr. Prud'homme co-founded a research company 34 years ago and led the firm through three changes in ownership to become a highly successful instrumentation company. After teaching mathematics and physics at The University of Texas at Austin, he was employed as Research Scientist in applied nucleonic techniques by Magnolia Petroleum Co. (now Mobil Oil Co.). Dr. Prud'homme is the author of 22 publications and is very active in professional and community affairs. He serves on a number of Boards of Directors and Advisory Committees and is an officer of a family-owned business, Amal Oil Company. Dr. Prud'homme holds a B.S. degree in Physics/Mathematics from Spring Hill College and M.A. and Ph.D. degrees from The University of Texas at Austin.

EXECUTIVE OFFICERS

     The following information relates to executive officers of the Company who are not directors:

Officer                  Position with the Company                         Age      Year Became Officer
Dr. Forrest F. Hopkins   Vice President of Research and Development        52               1979
                         and Secretary
Matthew R. Gutierrez     Vice President of Marketing and Sales             34               1997

BACKGROUND OF OFFICERS

     Forrest F. Hopkins, Ph.D., Vice President of Research and Development has been a Director or a Vice President of the Company since July 1979. He chose not to stand for reelection to the Board in 1986 to permit the addition of other outside participants. Dr. Hopkins has extensive experience in the development of tomographic hardware and image reconstruction algorithms. He received a B.S. in Physics in 1969 and a Ph.D. in Physics in 1972, both from The University of Texas at Austin.

     Matthew R. Gutierrez, Vice President of Marketing and Sales, joined the Company in 1997. Mr. Gutierrez oversees the Company's worldwide marketing and sales efforts, including management of its sales representatives. Before joining the Company, Mr. Gutierrez most recently served as Vice President of Marketing at Ross Technologies, Inc. a subsidiary of Fujitsu Ltd., which designs, manufactures and markets high-performance semiconductors and computer workstation/server products. Prior to joining Ross Technologies, Mr. Gutierrez worked in a variety of engineering capacities at General Motors Corporation's Tech Center, including test and design. Mr. Gutierrez holds a B.S. in Electrical Engineering from GMI Engineering and Management Institute and an M.S. in Electrical Engineering from the University of Texas at Austin.

TIMELINESS OF CERTAIN SEC FILINGS

     Based on information available to it, the Company is not aware that any officer, director or beneficial owner of 10% or more of the Company's Common Stock failed during fiscal 1998 to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

     The following table shows the cash compensation paid by the Company, as well as certain other compensation, for the Company's Chief Executive Officer for fiscal years 1998, 1997 and 1996 and for Matthew R. Gutierrez, the Company's Vice President of Sales and Marketing for fiscal year 1998. No other officers were paid compensation in fiscal 1998 in excess of $100,000.

Summary Compensation Table

                                                        Annual Compensation
                                        ---------------------------------------------------
                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                              OTHER ANNUAL         AWARDS
     Name and Principal Position            Year     Salary ($)    Bonus ($)  COMPENSATION    OPTIONS/SARS (#)
Howard L. Burris, President,                1998      $98,917          -0-           -0-           100,000
 Chief Executive Officer, and
 Chief Financial Officer

Matthew R. Gutierrez, Vice President        1998      $109,807         -0-        $10,000          400,000
 of Sales and Marketing

OPTIONS

     The following table sets forth certain information concerning options granted in fiscal 1998 and held at July 31, 1998 to Howard Burris and Matthew Gutierrez.

                          NUMBER OF SECURITIES        PERCENT OF TOTAL
                        UNDERLYING OPTIONS/SARS   OPTIONS/SARS GRANTED TO   EXERCISE     EXPIRATION
NAME                            GRANTED           EMPLOYEES IN FISCAL 1998   PRICE          DATE
----                            -------           ------------------------   -----          ----
Howard L. Burris                100,000                       20%            $0.31      Jan. 29, 2008

Matthew R. Gutierrez            400,000                       80%            $0.38      Sept. 1, 2007

DIRECTORS' COMPENSATION

     Outside directors receive stock options under the Company's 1996 Incentive Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents, as of December 1, 1998, beneficial Common Stock ownership of (1) each of the directors and nominees owning shares Of Common Stock of the Company; and (2) all directors, officers and nominees for director of the Company as a group. The Company knows of no individuals who are not directors of the Company who are beneficial owners of more than 5% of the Company's Common Stock.

                                                                   Amount and Nature         Percent of
           Name and Address of Beneficial Owner               of Beneficial Ownership(1)        Class
                                                             -----------------------------      -----
Howard L. Burris,Jr........................................          1,944,341/(2)/             9.18%
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas 78758

Larry Secrest..............................................          1,203,160/(3)/             5.59%
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas 78758

Burton W. Kanter...........................................            190,000/(4)/               *
Neal, Gerber & Eisenberg
Two North LaSalle Street
Chicago, Illinois 60602

James W. Kenney............................................             75,000/(5)/               *
Brittany Associates
3030 Canton
Dallas, Texas 75226

Phillips A. Moore..........................................                    75,000/(5)/            *
61 Sunnybrook
Avon, Connecticut 06001

Thomas Prud'homme..........................................                    75,000/(5)/            *
Envirotech
5914 West Courtyard Drive, Suite 300
Austin, Texas 78730-5024

Forrest Hopkins............................................                   564,186/(6)/          2.64%
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas 78758

Matt Gutierrez.............................................                             --            *
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas  78758

All Directors, Officers and Nominees as a..................                      4,126,687          18.5%
Group (10 persons)

______________
*Less than 1%.

(1) Shares of Common Stock that are not outstanding but that can be acquired by a person within 60 days upon exercise of an option or similar right are included in the number of shares beneficially owned and in computing the percentage for such person but are not included in the number of shares beneficially owned and in computing the percentage for any other person.

(2) Includes shares underlying options to purchase 75,000 shares of Common Stock, all of which are immediately exercisable.

(3) Includes shares underlying options to purchase 421,607 shares of Common Stock, 354,940 of which are immediately exercisable, and 66,667 of which are exercisable within the next 60 days.

(4) Includes 65,000 shares of Common Stock which are held solely as Trustee for Hi-Chicago Trust, an irrevocable trust, as to which Mr. Kanter disclaims any beneficial interest, and includes shares underlying options to purchase 125,000 shares of Common Stock, all of which are immediately exercisable.

(5) Includes shares underlying options to purchase 75,000 shares of Common Stock, all of which are immediately exercisable.

(6) Includes shares underlying options to purchase 254,138 shares of Common Stock, 220,804 of which are immediately exercisable, and 33,334 of which are exercisable within the next 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 1997, Mr. Howard Burris transferred scanning equipment, with a value of $85,000, to the Company in exchange for 500,000 shares of Common Stock at $.17 per share, the fair market value of the shares on the date of the exchange.

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this report.                          Page

1.   Financial Statements:

        Independent Certified Public Accountants' Report..............  20

        Balance Sheets, July 31, 1997.................................  21

        Statements of Operations, Years Ended July 31, 1997 and 1996..  23

        Statements of Stockholders' Equity, Years Ended July 31, 1997
          and 1996....................................................  24

        Statements of Cash Flows, Years Ended July 31, 1997 and 1996..  25

        Summary of Significant Accounting Policies....................  27

        Notes to Financial Statements.................................  32

2.  Exhibits:

                                                                       Incorporated by
  Number                      Description                               Reference to
  ------                      -----------                               ------------
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

  10.9         1983 Incentive Stock Option Plan                  Exhibit 10.18 to the Registration
                                                                 Statement on Form S-18 effective
                                                                 March 5, 1985
                                                                 (File No. 2-94269-FW)

  10.10        Letter agreements dated November 20, 1987 and     Exhibit 10.14 to the Company's
               October 7, 1988 between the Registrant and        Annual Report on Form 10-K for the
               Bethlehem Steel Corporation for the               fiscal year ended July 31, 1988
               development and sale of a tomographic system.
               Portions of these

                                                                      Incorporated by
  Number                      Description                               Reference to
  ------                      -----------                               ------------
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

   10.13       Frost National Bank letter dated October 25,      Exhibit 10.13 to the Company's
               1995 regarding Term Note                          Annual Report on Form 10-KSB for
                                                                 the fiscal year ended July 31, 1995

   10.14       Notes dated May 8, 1995, May 31, 1995 and June    Exhibit 10.14 to the Company's
               16, 1995 in the principal amounts of $50,000,     Annual Report on Form 10-KSB for
               $30,000 and $10,000 respectively, all payable     the fiscal year ended July 31, 1995
               by Registrant to Mr. Howard L. Burris, Jr.

   10.15       Note dated June 5, 1996, in the principal         Exhibit 10.15 to the Company's
               amount of $25,000 payable to Thomas Prud'homme    Annual Report on Form 10-KSB for
                                                                 the fiscal year ended July 31, 1996

   10.16       Note dated July 12, 1996, in the principal        Exhibit 10.16 to the Company's
               amount of $233,608.70 payable to Ulster           Annual Report on Form 10-KSB for
               Investments, Ltd. and related loan documents      the fiscal year ended July 31, 1996

   10.17       Volumetric Computed Tomography Consortium         Exhibit 10.17 to the Company's
               Collaboration Agreement dated December 1995       Annual Report on Form 10-KSB for
                                                                 the fiscal year ended July 31, 1996

   10.18       Volumetric Computed Tomography Consortium         Exhibit 10.18 to the Company's
               Commercialization Agreement dated December 1995   Annual Report on Form 10-KSB for
                                                                 the fiscal year ended July 31, 1996

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

                                                                      Incorporated by
  Number                      Description                               Reference to
  ------                      -----------                               ------------
            Wells Fargo HSBC Trade Bank, N.A.

  10.21     Note dated January 25, 1996 to Jenkens &         Exhibit 10.21 to the Company's
            Gilchrist, P.C. in the principal amount of       Annual Report on Form 10-KSB for
            $52,000                                          the fiscal year ended July 31, 1996

  10.22     U. S. Department of Commerce National                            N/A
            Institute of Standards and Technology
            Financial Assistance Award dated September 26,
            1995

  10.23     1996 Incentive Stock Option Plan                                 N/A

  10.24     Amendment to U.S. Department of Commerce                         N/A
            National Institute of Standards and Technology
            (NIST) Financial Assistance Award dated
            effective September 1, 1997

  10.25     Letter from Frost National Bank dated August                     N/A
            5, 1997 and Promissory Note dated July 21, 1997

  10.26     EXIM Guaranteed Loan Agreement dated June 15,                    N/A
            1996

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

  10.29     First Amendment to Security Agreement dated                      N/A
            June 15, 1997 between the Company and Wells
            Fargo HSBC Trade Bank, N.A.

  10.30     Registration Rights Agreement dated May 8,                       N/A
            1995 between the Company and Howard L. Burris,
            Jr.

  10.31     Third Amendment to EXIM Guaranteed Loan
            Agreement dated as of July 31, 1997 between the Company and Wells Fargo HSBC Trade Bank,
            N.A. and Promissory Note dated July 31, 1997,

                                                                      Incorporated by
  Number                      Description                               Reference to
  ------                      -----------                               ------------
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

                                       SCIENTIFIC MEASUREMENT SYSTEMS, INC.

By:         /s/ Howard L. Burris, Jr.
--------------------------------------------------------------------------------
By:         /s/ Howard L. Burris, Jr.
--------------------------------------------------------------------------------
     Howard L. Burris, Jr.                            Howard L. Burris, Jr.
     President and Chief Executive Officer
Acting Principal Financial and Accounting Officer

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

     Signature                   Title                        Date
     ---------                   -----                        ----

/s/ Howard L. Burris             President,                   December 19, 1997
--------------------             Chief Executive
Howard L. Burris, Jr.            Officer and
                                 Director


/s/ Howard L. Burris             Acting Principal             December 19, 1997
--------------------             Financial and
Howard L. Burris, Jr.            Accounting
                                 Officer


/s/ Larry Secrest                Director                     December 19, 1997
-----------------
Larry Secrest


/s/ Burton W. Kanter             Director                     December 19, 1997
--------------------
Burton W. Kanter


/s/James W. Kenney               Director                     December 19, 1997
------------------
James W. Kenney


/s/ Phillips A. Moore            Director                     December 19, 1997
---------------------
Phillips A. Moore

/s/ Thomas Prud'homme            Director                     December 19, 1997
---------------------
Dr. Thomas Prud'homme


                                 Director                     December,    1997
Nancy R. Woodward