Form 10QSB
period 1998-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1999-04-13
CIK 87814

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............................to...................

For the Quarter Ended October 31, 1998            Commission file number 0-14100


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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                                             SHARES OUTSTANDING AS OF
                    TITLE OF CLASS                                                APRIL 1, 1999
                    --------------                                                -------------
$0.05 Par Value Common Stock                                                        21,114,468

Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                ___     -
================================================================================================

                                     INDEX


Part I - Financial Information
------------------------------


Item 1: Financial Statements (Unaudited):

                   Condensed Balance Sheet:
                      October 31, 1998 and July 31, 1998..................... 3

                   Condensed Statement of Operations:
                      Three Months Ended October 31, 1998 and 1997........... 5

                           Statement of Cash Flows:
                      Three Months Ended October 31, 1998 and 1997........... 6

                   Notes to Condensed Financial Statements................... 7

Item 2: Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 8


Part II - Other Financial Information
-------------------------------------

Items 1 - 6.................................................................. 11

Signatures................................................................... 12

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                            Condensed Balance Sheet
                                (In thousands)

                                                                               October 31,               July 31,
                                                                                  1998                     1998
                                                                                --------                  -------
                                                                               (Unaudited)              (Unaudited)
                    ASSETS
Current assets:
  Cash...............................................................       $      6,163            $     40,710
  Billed receivables.................................................            629,190                 659,500
  NIST receivables...................................................                  0                       0
  Unbilled receivables...............................................            168,521                 232,799
  Allowance for doubtful accounts....................................            (48,950)                (48,950)
  Inventories (Incl. capitalized NIST costs of $986,437..............            202,471                 202,131
   and $910,580, respectively).......................................            113,026                  53,190
  Other current assets...............................................       ------------            ------------

     Total current assets............................................          1,070,421               1,139,380
Property, plant and equipment, at cost:
  Equipment..........................................................       $  1,202,601            $  1,124,383
  Furniture and fixtures.............................................            104,285                 104,285
  Building...........................................................             62,180                  62,180
  Land...............................................................                  0                       0
                                                                            ------------            ------------
     Total property and equipment....................................          1,369,066               1,290,848

      Less accumulated depreciation..................................         (1,254,200)             (1,234,022)
                                                                            ------------            ------------
          Net property, plant and equipment..........................            114,866                  56,826

Scanning equipment, less accumulated depreciation
   of $279,750.......................................................            268,856                 278,844
Other assets, less accumulated amortization
  of $28,509.........................................................             70,236                  87,675
                                                                            ------------            ------------
       Total assets..................................................       $  1,524,380            $  1,562,725
                                                                            ============            ============

--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                          October 31,             July 31,
                                                                                 1998                   1998
                                                                              ----------             -----------
                                                                              (Unaudited)            (Unaudited)
 Current liabilities:
  Accounts payable....................................................     $    684,068            $    394,385
  Payable to NIST members.............................................          871,469                 871,469
  Billings in excess of revenues......................................          274,799                 480,106
  Accrued vacation....................................................           32,685                  36,423
  Accrued sales commissions...........................................           35,653                  42,636
  Other accrued expenses..............................................           31,717                   7,747
  Leases payable, current portion.....................................           32,493                       0
  Note payable........................................................          130,739                 130,019
  Bank Loans..........................................................          202,243                 227,125
                                                                           ------------            ------------
      Total current liabilities.......................................     $  2,295,866            $  2,189,910

Long term leases payable..............................................           27,911                       0
                                                                           ------------            ------------

     Total liabilities................................................     $  2,323,777            $  2,189,910
                                                                           ------------            ------------

Stockholders' equity:
Common stock of $0.05 par value, 40,000
  shares authorized; issued and outstanding
  21,114,468 and 21,114,468, respectively.............................     $  1,055,723            $  1,055,723
  Additional paid-in capital..........................................        9,253,622               9,253,622
  Retained deficit....................................................      (10,936,530)            (10,059,131)
  Current year income (loss)..........................................         (172,212)               (877,399)
                                                                           ------------            ------------

      Total stockholders' equity (deficit)............................         (799,397)               (627,185)
                                                                           ------------            ------------

      Total liabilities and stockholders' equity......................     $  1,524,380            $  1,562,725
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


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                       Condensed Statement of Operations
               (In thousands except share and per share amounts)
                                  (Unaudited)

                                                                    Three Months
                                                                       Ended
                                                                    October 31,
                                                                1998            1997
                                                               ----------  --------------
Contract revenues:
 Tomographic system sales....................................    $ 1,056         $   868
 Service contracts and upgrades..............................        297             292
                                                                 -------         -------
  Total revenues.............................................      1,353           1,160

Direct contract costs........................................        977             970
                                                                 -------         -------

Gross profit.................................................        376             190
                                                                 -------         -------

Operating costs:
 Marketing...................................................        119              80
 General and administrative..................................        266             108
                                                                 -------         -------
  Total operating costs......................................        385             188
                                                                 -------         -------

Income (loss) from operations................................         (9)              2
                                                                 -------         -------

Other expense (income):
 Interest expense............................................         25              15
 Interest and other income...................................          0               0
                                                                 -------         -------
   Other - net...............................................         25              15
                                                                 -------         -------

Net income (loss)............................................    $   (34)        $   (13)
                                                                 =======         =======

Weighted average shares outstanding..........................     21,114          20,705
                                                                 =======         =======
Net income (loss) per share..................................    $     0         $     0
                                                                 =======         =======

The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                            Statement of Cash Flows
                 Three Months Ended October 31, 1998 and 1997
                                (In thousands)
                                  (Unaudited)

                                                                                            Three Months
                                                                                          Ended October 31,
                                                                                  1998                      1997
                                                                                  ----                      ----
Operating activities:
  Net income (loss).................................................               $(172,212)                $(324)

  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization..................................                  10,008                    22

     Changes in operating assets and liabilities:
       Accounts receivable..........................................                  94,588                   325

       Costs and earned profits on long-term
        contracts in excess of related billings.....................                    (340)                   (2)
       Prepaid expenses and other current assets....................                 (59,836)                  (50)
       Other assets.................................................                       0                     0
       Accounts payable and accrued expenses........................                  80,719                    29
       Billings in excess revenues..................................                       0                    38
                                                                                   ---------                 -----
   Net cash flows provided by (used in) operating
    activities......................................................                 (52,373)                   38

Investing activities:
  Common Stock......................................................                       0                     0
  Long Term Assets..................................................                  17,439                     0
  Purchases of PPE..................................................                 (58,061)                    0
  Capital expenditures..............................................                       0                   (90)
                                                                                   ---------                 -----

   Net cash flows used in investing activities......................                 (40,622)                  (90)

Financing activities:
  Proceeds from Issuance of Common Stock............................                       0                   (25)
  Proceeds from exercise of stock options...........................                       0                     0
  Borrowings under line of credit...................................                       0                   (10)
  Repayments on borrowing from private sources......................                       0                     0
  Notes payable.....................................................                       0                     0
  Bank One Revolver.................................................                       0                     0
  Long Term Debt....................................................                  27,911                     0
  Goodwill..........................................................                       0                     0
                                                                                   ---------                 -----

Net cash flows provided by (used in) financing activities...........                  27,911                   (35)

Net increase in cash and cash equivalent............................                 (65,084)                  (87)

Cash and cash equivalents at beginning of period....................                  40,710                   390
                                                                                   ---------                 -----
Cash and cash equivalents at end of period..........................               $ (24,375)                $ 303
                                                                                   =========                 =====


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.








-------------------------------------------------------------------------------

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

2.   SUBSEQUENT EVENT.

     In January and February of 1999, the Company initiated formal procedures to terminate its participation in the National Institute of Standards and Technology (NIST) Advanced Technology Program. Since the fall, the Company had concluded that financing for the NIST program to develop a high speed volumetric CT or 3D CT capability along with General Electric and other consortium partners was simply not going to be available. The Company continues nonetheless with its own internal development effort to enhance its own volumetric CT capability.


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                                   Three Months Ended October 31,
                                                ---------------------------------------------------------------------
                                                               1998                                 1997
                                                -------------------------------  ----------------------------------
                                                  Dollar     % of      % Change    Dollar     % of     % Change
                                                  Amount    Total     from Prior   Amount    Total    from Prior
                                                  (000s)   Revenue       Year      (000s)   Revenue      Year
                                                  -------  --------  ------------  -------  --------  -----------
Contract revenues:
 System sales........................              $ 605     84.26%      109.34%    $ 289     65.24%      -53.45%
 Scanning services & maintenance
 & Upgrades..........................                113     15.74%      (26.62%)     154     34.76%       -4.64%
                                                   -----    ------       ------     -----    ------       ------
    Total revenues...................                718    100.00%       62.08%      443    100.00%      -58.09%

Direct contract costs................                640     89.14%       38.23%      463    104.51%      -45.88%

Gross profit.........................                 78     10.86%          NM       (20)    -4.51%      -12.20%

Operating costs:
  Marketing..........................                 25      3.48%      (68.35%)      79     17.83%       -6.15%

  Research and development...........                 18      2.51%          NM                0.00%        0.00%

  General and administrative.........                192     26.74%       (4.95%)     202     45.60%       -1.80%
                                                   -----    ------       ------     -----    ------       ------
    Total operating costs............                235     32.73%      (16.37%)     281     63.43%       -7.10%
                                                   -----    ------       ------     -----    ------       ------

Income (loss) from operations........               (157)   -21.87%          NM      (301)   -67.95%       -4.26%
                                                   -----    ------       ------     -----    ------       ------

Other (income) expense:
  Interest expense...................                 15      2.09%      (34.78%)      23      5.19%        0.38%
  Interest and other income..........                  0      0.00%        0.00%
       Other - net...................                 15      2.09%      (34.78%)      23      5.19%        0.38%
                                                   -----    ------       ------     -----    ------       ------
Net income (loss)....................              $(172)   -23.96%          NM     $(324)   -73.14%       -4.64%
                                                   =====    ======       ======     =====    ======       ======

N/M - Not meaningful


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Total revenue for the first quarter of fiscal 1999 increased 62% over the same a year ago, from $443,000 in the first quarter of 1998 to $718,000 in 1999. Most of this increase is attributable to a 109% growth in system sales.

Gross profit (revenue less direct contract costs) for the first quarter as a percentage of revenue was 11%, up from (-4.5%) for the same quarter in the previous year. This improvement is due primarily to the absorption of overhead costs in the higher revenue results.

First quarter operating costs as a percentage of revenue improved from 63.4% in fiscal 1998 to 33% in fiscal 1999. The decrease in operating costs, from $281,000 in fiscal 1998 to $235,000 in fiscal 1999, is primarily the result of decreased marketing expenditures.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1998, the Company had negative net working capital of approximately $1,226,000 compared to negative net working capital of approximately $1,050,000 at July 31, 1997. During the three months ended October 31, 1998, the Company had cash used in operations of $172,212, compared to cash used in operations of approximately $38,000 in the prior year period. The largest uses of cash during the first quarter were for the purchase of prepaid equipment items required for system construction.

Total contract backlog at October 31, 1998 was $1,028,614, down from $2,403,000 for the same period in 1997. Management is actively pursuing several system sales and lease services opportunities which may result in additional sales backlog; however, no assurance can be given regarding any potential sales.

Because of the contract backlog, management believes that the Company may have difficulty meeting its cash requirements through fiscal 1999. The Company's liquidity position will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, converting some of its debt into equity capital or preferred stock and/or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position. Also at October 31, 1998, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. Management negotiated with the bank to extend the maturity of the loan to March 31, 1999 by assigning certain receivables to provide additional security for the debt. Default was caused by the Company's failure to comply in a timely fashion with the monthly reporting requirements included in the loan agreement. Of the $630,000 originally borrowed, the Company had a remaining balance, including accrued interest, of $138,239.94 as of the December 22, 1998 renewal date.

In the coming months, the Company will proceed with closing out the research program from the National Institute of Standards and Technology (NIST) under the Advanced Technology Program. The Company will endeavor to conclude its contractual arrangements with its research partners to the satisfaction of all parties. The Company will also endeavor to get one or more of its most significant creditors to convert its payable into preferred stock or common stock of the Company. While the Company believes that its creditors may entertain such a proposal, there can be no assurance whatsoever that they will, in fact, convert all or any of their accounts receivable from the Company into any form of preferred or common stock and their failure to do so could have a material adverse effect on the Company's liquidity.

THE YEAR 2000 ISSUE

The Company, like many companies, faces the Year 2000 Issue. The problem arises because many computer programs were written using two digits rather than four to define the applicable year (for example, "98" for the year 1998). Any of the Company's programs, including those in its proprietary software applications, software systems, information technology infrastructure, and embedded technology (e.g., non-technical assets such as time clocks and building services), may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities.

Because the Company's products and services are largely computer based, it is critical that the Company works proactively with its clients to achieve Year 2000 compliance. Accordingly, the Company has developed and implemented a Year 2000 program to deal with this important issue in an effective and timely manner. This problem has received significant senior management attention. The Company has recently completed an assessment of the impact of Year 2000 issues on the processing of date-related information for all of its information systems infrastructure (e.g., accounting systems) and its proprietary product software.


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


Through its assessment of its information systems infrastructure, the Company has determined that there may be Year 2000 compliance issues facing the Company, including its use of third party software packages. The Company is highly dependent upon its own internal computer technology and relies upon the timely performance of its suppliers and customers and their systems. For example, a substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of services may be limited. A large-scale Year 2000 failure could impair the Company's ability to provide timely performance results required by the Company's customers, thereby causing potential liability, lost revenues and additional expenses, the amounts which have not been estimated. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and hardware to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers and customers and this refinement will continue through the rest 1999. At this time, the Company does not believe that such problems will represent a material financial problem.

The Company's assessment of the impact of the Year 2000 compliance issues on its proprietary software revealed no significant concerns. Specifically, the Company does not believe that any of its proprietary software poses a Year 2000 compliance threat to any of its customers, although the operating systems for workstations or PCs which are utilized by the Company to operate CT systems may present such issues to customers. For example, minor problems were detected by the Company in its in-house scanning service system which could also potentially affect customers using the system. The Company has previously sent instructions to all previous systems customers advising them of the possible issue and providing procedural recommendations that could be employed to address this problem as well as other problems which, in the Company's opinion, may arise in the future. The Company does not believe that these issues represent either a material problem to its customers or a problem that could have a material financial impact on the Company.

Costs for modifications and updates are being expensed as incurred and are not expected to have a material impact on the results of operations or cash flows. The cost of the Company's Year 2000 project is being funded from cash flows generated from operations. The Company estimates that its total Year 2000 expenses will not materially affect its financial condition. To date, the Company has expended approximately $1,000, primarily for labor and consulting costs associated with the evaluation, assessment and remediation of computer systems.

The Company's management believes it has an effective program in place to resolve the Year 2000 Issue. In the event the Company has made an inaccurate assessment of its Year 2000 compliance, the Company may not be able to process customer transactions which could have a material adverse impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


--------------------------------------------------------------------------------

                      SCIENTIFIC MEASUREMENT SYSTEMS, INC.
--------------------------------------------------------------------------------


                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company is a party to two suits as of the date of this filing, both filed by vendors. While discussions are underway to settle the matters out of court, there can be no assurance that settlements can in fact be reached. The amounts of each of the disputes is less than $10,000.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount, including interest, due on the December 22, 1998 loan renewal date was $138,239.94. Management negotiated with the Bank to extend the maturity of the loan until March 31, 1999 by making a partial principal reduction and by assigning certain accounts receivable to provide the Bank with incremental security for the loan.

The Company is also in default on a note payable to a law firm in the amount of $130,019 payable at 8% interest.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has deferred its Annual Meeting of Shareholders pending certain developments to be announced.

Item 5 - Other Information

In February of 1999, the Company executed a Loan Agreement and Security Agreement with a trade vendor in the original principal amount of $264,126.62 for the provision of a number of new X-ray generation systems to be used by the Company in the manufacture of certain products to be delivered to the Company's customers. The security for the loan was (i) title to the X-ray systems until the product is delivered to the Company's customers as well as (ii) a fractional security interest in certain accounts receivable. The formal consent of the Company's other secured creditors was arranged by Management.

Item 6 - Exhibits and Reports on Form 8-K

         a)   Exhibits

              None.

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



                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                              By:  /s/ Howard L. Burris
                                   -------------------------------------------
                                   Howard L. Burris, Chief Executive Officer,
                                   President, and Acting Chief Financial Officer


April 9, 1999


--------------------------------------------------------------------------------