Form 10QSB/A
period 1998-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1999-04-16
CIK 87814

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

Transitional Small Business Disclosure Format (check one):  Yes___  No X
                                                                      ---
===========================================================================================================

                                     INDEX

Part I - Financial Information
------------------------------


Item 1:   Financial Statements (Unaudited):

               Condensed Balance Sheet:
                October 31, 1998 and July 31, 1998............  3

               Condensed Statement of Operations:
                Three Months Ended October 31, 1998 and 1997..  5

                    Statement of Cash Flows:
                Three Months Ended October 31, 1998 and 1997..  6

               Notes to Condensed Financial Statements........  7

Item 2:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........  8



Part II - Other Financial Information
-------------------------------------

Items 1 - 6...................................................  11

Signatures....................................................  12

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                            CONDENSED BALANCE SHEET

                                                            October 31,     July 31,
                                                               1998           1998
                                                               ----           ----
                                                            (Unaudited)     (Audited)
                         ASSETS
Current assets:
  Cash...................................................  $      6,163   $     40,710
  Billed receivables.....................................       629,190        659,500
  NIST receivables.......................................             0              0
  Unbilled receivables...................................       168,521        232,799
  Allowance for doubtful accounts........................       (48,950)       (48,950)
  Inventories (Incl. capitalized NIST costs of $986,437
   and $910,580, respectively)...........................       202,471        202,131
  Other current assets...................................       113,026         53,190
                                                           ------------   ------------
     Total current assets................................
                                                              1,070,421      1,139,380
Property, plant and equipment, at cost:
  Equipment..............................................  $  1,202,601   $  1,124,383
  Furniture and fixtures.................................       104,285        104,285
  Building...............................................        62,180         62,180
  Land...................................................             0              0
                                                           ------------   ------------
     Total property and equipment........................     1,369,066      1,290,848

      Less accumulated depreciation......................    (1,254,200)    (1,234,022)
                                                           ------------   ------------
          Net property, plant and equipment..............       114,866         56,826

Scanning equipment, less accumulated depreciation
   of $279,750...........................................       268,856        278,844

Other assets, less accumulated amortization
  of $28,509.............................................        70,236         87,675
                                                           ------------   ------------

       Total assets......................................  $  1,524,380   $  1,562,725
                                                           ============   ============

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

LIABILITIES AND STOCKHOLDERS' EQUITY                        October 31,     July 31,
                                                               1998           1998
                                                           ------------   ------------
                                                           (Unaudited)    (Audited)
 Current liabilities:
  Accounts payable.......................................
  Payable to NIST members................................  $    684,068   $    394,385
  Billings in excess of revenues.........................       871,469        871,469
  Accrued vacation.......................................       274,799        480,106
  Accrued sales commissions..............................        32,685         36,423
  Other accrued expenses.................................        35,653         42,636
  Leases payable, current portion........................        31,717          7,747
  Note payable...........................................        32,493              0
  Bank Loans.............................................       130,739        130,019
                                                                202,243        227,125
      Total current liabilities..........................  ------------   ------------
                                                           $  2,295,866   $  2,189,910

Long term leases payable.................................        27,911              0
                                                           ------------   ------------

     Total liabilities...................................  $  2,323,777   $  2,189,910
                                                           ============   ============

Stockholders' equity:
Common stock of $0.05 par value, 40,000
  shares authorized; issued and outstanding
  21,114,468 and 21,114,468, respectively................  $  1,055,723   $  1,055,723
  Additional paid-in capital.............................     9,253,622      9,253,622
  Retained deficit.......................................   (10,936,530)   (10,059,131)
  Current year income (loss).............................      (172,212)      (877,399)
                                                           ------------   ------------
      Total stockholders' equity (deficit)...............      (799,397)      (627,185)
                                                           ------------   ------------

      Total liabilities and stockholders' equity.........  $  1,524,380   $  1,562,725
                                                           ============   ============



The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                       Condensed Statement of Operations
               (In thousands except share and per share amounts)
                                  (Unaudited)

                                          Three Months
                                             Ended
                                          October 31,
                                         1998      1997
                                       --------  --------
Contract revenues:
 Tomographic system sales............  $   605   $   289
 Service contracts and upgrades......      113       154
                                       -------   -------
  Total revenues.....................      718       443

Direct contract costs................      640       463
                                       -------   -------

Gross profit.........................       78      ( 20)
                                       -------   -------

Operating costs:
 Marketing...........................       25        79

Research and Development.............       18
General and administrative...........      192       202
                                       -------   -------
  Total operating costs..............      235       281
                                       -------   -------

Income (loss) from operations........     (157)     (301)
                                       -------   -------

Other expense (income):
 Interest expense....................       15        23
 Interest and other income...........        0         0
                                       -------   -------
   Other - net.......................       15        23
                                       -------   -------

Net income (loss)....................  $  (172)  $  (324)
                                       -------   -------

Weighted average shares outstanding..   21,114    20,705
                                       =======   =======
Net income (loss) per share..........  $     0   $     0
                                       =======   =======



The accompanying notes are an integral part of these financial statements.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

                            Statement of Cash Flows
                 Three Months Ended October 31, 1998 and 1997
                                (In thousands)
                                  (Unaudited)

                                                              Three Months
                                                            Ended October 31,
                                                              1998     1997
                                                             -------  -------
Operating activities:
  Net income (loss)........................................   $(172)   $(324)

  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization.........................      10       22

     Changes in operating assets and liabilities:
       Accounts receivable.................................      95      325

       Costs and earned profits on long-term
        contracts in excess of related billings............      (0)      (2)
       Prepaid expenses and other current assets...........     (60)     (50)
       Other assets........................................       0        0
       Accounts payable and accrued expenses...............      75       29
       Billings in excess revenues.........................       0       38
                                                              -----    -----
   Net cash flows provided by (used in) operating
    activities.............................................     (52)      38

Investing activities:
  Common Stock.............................................       0        0
  Long Term Assets.........................................      17        0
  Purchases of PPE.........................................     (58)       0
  Capital expenditures.....................................       0      (90)
                                                              -----    -----
   Net cash flows used in investing activities.............     (41)     (90)

Financing activities:
  Proceeds from Issuance of Common Stock...................       0      (25)
  Proceeds from exercise of stock options..................       0        0
  Borrowings under line of credit..........................       0      (10)
  Repayments on borrowing from private sources.............       0        0
  Notes payable............................................       0        0
  Bank One Revolver........................................       0        0
  Long Term Debt...........................................      28        0
  Goodwill.................................................       0        0
                                                              -----    -----
Net cash flows provided by (used in) financing activities..      28      (35)

Net increase in cash and cash equivalent...................     (65)     (87)

Cash and cash equivalents at beginning of period...........      41      390
                                                              -----    -----

Cash and cash equivalents at end of period.................   $ (24)   $ 303
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                     Three Months Ended October 31,
                                    ----------------------------------------------------------------
                                                 1998                                  1997
                                    -------------------------------  -------------------------------
                                    Dollar     % of      % Change    Dollar     % of      % Change
                                    Amount    Total     from Prior   Amount    Total     from Prior
                                    (000s)   Revenue       Year      (000s)   Revenue       Year
                                    -------  --------  ------------  -------  --------  ------------
Contract revenues:
 System sales.....................   $ 605     84.26%      109.34%    $ 289     65.24%      (66.16%)

 Scanning services & maintenance
 & Upgrades.......................     113     15.74%      (26.62%)     154     34.76%      (24.14%)
                                     -----    ------       ------     -----    ------      -------
    Total revenues................     718    100.00%       62.08%      443    100.00%      (58.09%)

Direct contract costs.............     640     89.14%       38.23%      463    104.51%      (51.16%)

Gross profit......................      78     10.86%          NM       (20)    -4.51%     (118.35%)

Operating costs:
  Marketing.......................      25      3.48%      (68.35%)      79     17.83%      (45.14%)
  Research and development........      18      2.51%          NM                0.00%        0.00%
  General and administrative......     192     26.74%       (4.95%)     202     45.60%       (8.60%)
                                     -----    ------       ------     -----    ------      -------

    Total operating costs.........     235     32.73%      (16.37%)     281     63.43%      (21.01%)
                                     -----    ------       ------     -----    ------      -------

Income (loss) from operations.....    (157)   -21.87%          NM      (301)   -67.95%      (17.58%)
                                     -----    ------       ------     -----    ------      -------

Other (income) expense:
  Interest expense................      15      2.09%      (34.78%)      23      5.19%      (21.05%)
  Interest and other income.......       0      0.00%        0.00%
       Other - net................      15      2.09%      (34.78%)      23      5.19%      (21.05%)
                                     -----    ------       ------     -----    ------      -------

Net income (loss).................   $(172)   -23.96%          NM     $(324)   -73.14%      (17.82%)
                                     =====    ======       ======     =====    ======      =======


N/M - Not meaningful

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.


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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

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



                              SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                              By:  /s/Howard L. Burris
                                   ------------------------------------
                                   Howard L. Burris, Chief Executive Officer,
                                   President, and Acting Chief Financial Officer


April 14, 1999