Form 10QSB
period 1999-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 1999-05-17
CIK 87814

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999
                                      OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to....................

For the Quarter Ended January 31, 1999            Commission file number 0-14100


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                     Shares Outstanding as of
                    Title of Class                          May 1, 1999
                    --------------                          -----------
                                                            21,114,468
$0.05 Par Value Common Stock

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---
================================================================================

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                                     INDEX


Part I - Financial Information
------------------------------


Item 1:  Financial Statements (Unaudited):

            Condensed Balance Sheet:
               January 31, 1999 and July 31, 1998............................  3

            Condensed Statement of Operations:
               Three Months Ended January 31, 1999 and 1998..................  5
               Six Months Ended January 31, 1999 and 1998
            Statement of Cash Flows:
               Six Months Ended January 31, 1999 and 1998....................  6

            Notes to Condensed Financial Statements..........................  7

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  8

Part II - Other Financial Information
-------------------------------------

Items 1 - 6.................................................................. 12

Signatures................................................................... 13


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                            Condensed Balance Sheet
                                (in thousands)



                                                        January 31,   July 31,
                                                            1999        1998
                                                        -----------   ---------
                                                        (Unaudited)   (Audited)
                           ASSETS
Current assets:
  Cash.................................................. $      7   $     41
  Billed receivables....................................      649        660
  NIST receivables......................................        0          0
  Unbilled receivables..................................      255        233
  Allowance for doubtful accounts.......................      (49)       (49)
  Inventories (includes capitalized NIST costs
  of $986,437 and $910,580, respectively)...............      202        202
  Other current assets..................................      129         53
                                                         --------   --------
    Total current assets................................    1,194      1,139

Property, plant and equipment, at cost:
  Equipment.............................................    1,197      1,124
  Furniture and fixtures................................      104        104
  Building..............................................       62         62
  Land..................................................        0          0
                                                         --------   --------
    Total property and equipment........................    1,363      1,291

    Less accumulated depreciation.......................   (1,273)    (1,234)
                                                         --------   --------
      Net property, plant and equipment.................       90         57

Scanning equipment, less accumulated depreciation
  of $289,736...........................................      259        279
Other assets, less accumulated amortization
  of $292,939...........................................       69         88
                                                         --------   --------
      Total assets...................................... $  1,612   $  1,563
                                                         ========   ========

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                     January 31,   July 31,
(in thousands)                                              1999        1998
                                                         ----------   --------
                                                         (Unaudited)  (Audited)

Current liabilities:                                       $    728   $    394
  Accounts payable.....................................         871        871
  Payable to NIST members..............................         426        480
  Billings in excess of revenues.......................          54         36
  Accrued vacation.....................................          43         43
  Accrued sales commissions............................          68          8
  Other accrued expenses...............................          33          0
  Leases payable, current portion......................         121        130
  Note payable.........................................         208        227
                                                           --------   --------
  Bank Loans...........................................       2,553      2,190
      Total current liabilities........................          20          0
Long term leases payable...............................    --------   --------

     Total liabilities.................................       2,573      2,190
                                                           --------   --------

Stockholders' equity:
Common stock of $0.05 par value, 40,000
  shares authorized; issued and outstanding
  21,114,468 and 21,114,468, respectively..............       1,056      1,056
  Additional paid-in capital...........................       9,254      9,254
  Retained deficit.....................................     (10,937)   (10,059)
  Current year income (loss)...........................        (334)      (877)
                                                           --------   --------
      Total stockholders' equity (deficit).............        (961)      (627)
                                                           --------   --------

      Total liabilities and stockholders' equity.......    $  1,612   $  1,563
                                                           ========   ========



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                       Condensed Statement of Operations
                    (In thousands except per share amounts)
                                  (Unaudited)



                                          Three Months         Six Months
                                             Ended               Ended
                                          January 31,         January 31,
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
Contract revenues:
 Tomographic system sales............  $   423   $ 1,056   $ 1,028   $ 1,345
 Service contracts and upgrades......      118       297       230       452
                                       -------   -------   -------   -------
  Total revenues.....................      540     1,353     1,258     1,797

Direct contract costs................      470       977     1,110     1,440
                                       -------   -------   -------   -------

Gross profit.........................       71       376       148       357
                                       -------   -------   -------   -------

Operating costs:
 Marketing...........................       45       119        71       199

Research and Development.............        6         0        25         0
General and administrative...........      166       266       357       468
                                       -------   -------   -------   -------
  Total operating costs..............      218       385       453       667
                                       -------   -------   -------   -------

Income (loss) from operations........     (147)       (9)     (304)     (310)
                                       -------   -------   -------   -------

Other expense (income):
 Interest expense....................       15        25        29        47
 Interest and other income...........        0         0         0         0
                                       -------   -------   -------   -------
   Other - net.......................       15        25        29        47
                                       -------   -------   -------   -------

Net income (loss)....................  $  (162)  $   (34)  $  (334)  $  (357)
                                       -------   -------   -------   -------

Weighted average shares outstanding..   21,114    21,114    21,114    21,114
                                       =======   =======   =======   =======
Net income (loss) per share..........  $  (.01)  $  (.00)  $  (.02)  $  (.02)
                                       =======   =======   =======   =======



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                            Statement of Cash Flows
                  Six Months Ended January 31, 1999 and 1998
                                (In thousands)
                                  (Unaudited)
                                                              Six Months
                                                           Ended January 31,

                                                            1999     1998
                                                           -------  -------

Cash from Operating activities:

  Net income (loss)......................................  $ (334)  $ (357)

  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization.......................      29       44
     Accounts Receivable.................................     (12)    (299)
     Inventory...........................................      (0)       0
     Prepaid & Other Current Assets......................     (76)    (158)
     Accounts Payable & Accrued Expenses.................     363      664
                                                            -----    -----
     Net Cash Provided (Used) by Operating Activities....     (30)    (106)

     Cash from Investing Activities:
      Common Stock.......................................       0      (25)
      Long Term Assets...................................      18        0
      Purchases of PPE...................................     (42)    (173)
                                                            -----    -----
      Net Cash Provided (Used) by Operating Activities.       (24)    (198)

     Cash from Financing Activities
      Notes Payable......................................       0        0
      Long Term Debt.....................................      20      (60)
      Goodwill...........................................       0        0
                                                            -----    -----
      Net Cash Provided (Used) by Financing Activities.        20      (60)

                                                            -----    -----
Increase/Decrease in Cash................................     (34)    (364)

Cash at Beginning of Period..............................      41      390

                                                            -----    -----
Cash at End of Period....................................       7       26
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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998 as filed with the Securities and Exchange Commission.

2.   SUBSEQUENT EVENT

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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                                                Three Months Ended January 31,
                                                              ------------------------------------------------------------------
                                                                            1999                                   1998
                                                              -------------------------------              ---------------------
                                                              Dollar     % of       % Change     Dollar     % of       % Change
                                                              Amount     Total     from Prior    Amount     Total     from Prior
                                                              (000s)    Revenue       Year       (000s)    Revenue       Year
                                                              ------    -------    ----------    ------    -------    ----------
Contract revenues:
 System sales...............................................   $ 423     78.24%       (59.96%)   $1,056     78.05%        21.66%

 Scanning services & maintenance
 & Upgrades.................................................     118     21.76%       (60.42%)      297     21.95%         1.71%
                                                              ------    -------    ----------    ------    -------    ----------
    Total revenues..........................................     540    100.00%       (60.06%)    1,353    100.00%        16.64%

Direct contract costs.......................................     470     86.92%       (51.93%)      977     72.21%         0.72%

Gross profit................................................      71     13.08%       (81.21%)      376     27.79%        97.89%
                                                              ------    -------    ----------    ------    -------    ----------

Operating costs:
  Marketing.................................................      45      8.38%       (61.93%)      119      8.80%        48.75%
  Research and development..................................       6      1.19%           NM                 0.00%         0.00%
  General and administrative................................     166     30.68%       (37.68%)      266     19.66%       146.30%
                                                              ------    -------    ----------    ------    -------    ----------
    Total operating costs...................................     218     40.25%       (43.51%)      385     28.46%       104.79%
                                                              ------    -------    ----------    ------    -------    ----------

Income (loss) from operations...............................    (147)   (27.18%)          NM         (9)    (0.67%)      550.00%
                                                              ------    -------    ----------    ------    -------    ----------

Other (income) expense:
  Interest expense..........................................      15      2.71%       (41.32%)       25      1.85%        66.67%
  Interest and other income.................................       0      0.00%         0.00%         0      0.00%           NM
       Other - net..........................................      15      2.71%       (41.32%)       25      1.85%        66.67%
                                                              ------    -------    ----------    ------    -------    ----------
Net income (loss)...........................................   $(162)   (29.89%)      375.02%    $  (34)    (2.51%)     (161.54%)
                                                               ======    =======    ==========    ======    =======    ==========


N/M - Not meaningful

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                                                                          Six Months Ended January 31,
                                                      --------------------------------------------------------------------
                                                                    1999                                    1998
                                                      ---------------------------------            -----------------------
                                                       Dollar     % of       % Change     Dollar     % of       % Change
                                                       Amount     Total     from Prior    Amount     Total     from Prior
                                                       (000s)    Revenue       Year       (000s)    Revenue       Year
                                                      --------  ---------  ------------  --------  ---------  ------------
Contract revenues:
 System sales.......................................   $1,028     81.71%       (23.57%)   $1,345     74.85%       (21.89%)

 Scanning services & maintenance
 & Upgrades.........................................      230     18.29%       (49.09%)      452     25.15%        (8.87%)
                                                      --------  ---------  ------------  --------  ---------  ------------
    Total revenues..................................    1,258    100.00%       (29.99%)    1,797    100.00%       (18.98%)

Direct contract costs...............................    1,110     88.21%       (22.93%)    1,440     80.13%       (24.92%)

Gross profit........................................      148     11.79%       (58.46%)      357     19.87%        19.00%
                                                      --------  ---------  ------------  --------  ---------  ------------

Operating costs:
  Marketing.........................................       71      5.62%       (64.49%)      199     11.07%       (11.16%)
  Research and development..........................       25      1.96%           NM
  General and administrative........................      357     28.40%       (23.66%)      468     26.04%        41.82%
                                                      --------  ---------  ------------  --------  ---------  ------------
    Total operating costs...........................      453     35.97%       (32.14%)      667     37.12%        20.40%
                                                      --------  ---------  ------------  --------  ---------  ------------

Income (loss) from operations.......................     (304)   (24.19%)       (1.83%)     (310)   (17.25%)          NM
                                                      --------  ---------  ------------  --------  ---------  ------------

Other (income) expense:
  Interest expense..................................       29      2.34%       (37.43%)       47      2.62%        38.24%
  Interest and other income.........................        0      0.00%         0.00%         0      0.00%         0.00%
       Other - net..................................       29      2.34%       (37.43%)       47      2.62%        38.24%
                                                      --------  ---------  ------------  --------  ---------  ------------
Net income (loss)...................................   $ (334)   (26.53%)       (6.52%)   $ (357)   (19.87%)          NM
                                                      ========  =========  ============  ========  =========  ============


Results of Operations

Total revenue for the second quarter of fiscal 1999 decreased 60.16% over the same a year ago, from $1,353,000 in the second quarter of 1998 to $540,000 in 1999. For the six months ended January 31, 1999 total contract revenue decreased 30.0% to 1,258,000 from 1,797,000 in fiscal 1998. Most of this decrease is attributable to a 59.6% growth 49.1% drop in the recognition of scanning system revenues and down time in the Company's one service scanner.

Gross profit (revenue less direct contract costs) for the second quarter as a percentage of revenue declined 81.21% was to $71,000 from $376,000 for the same quarter in the previous year. The low volume of scanning systems revenue and the 60.42% decline in scanning and upgrade revenues were largely responsible for this drop.

Second quarter operating costs as a percentage of revenue fell substantially in fiscal 1998 over in fiscal 1999 with the drop in contribution margin at a time when overhead was actually reduced by 43.51%. The decrease in operating costs, from $385,000 in the analogous quarter in fiscal 1998 to $218,000 in fiscal 1999, is primarily the result of a decrease in marketing expenditures as well as a 37.68% decrease in General & Administrative Costs.

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of January 31, 1999, the Company had negative net working capital of approximately $1,359,413 compared to negative net working capital of approximately $1,050,530 at July 31, 1998. During the three months ended January 31, 1999 the company had cash used in operations of $29,607 compared to cash used in operations of approximately $106,000 in the prior year period. The largest uses of cash during the first quarter were for the purchase of prepaid equipment items required for system construction.

Total contract backlog at January 31, 1999, was $824,806, down from $1,300,000 for the same period in 1998. Management is actively pursuing several system sales and lease services opportunities which may result in additional sales backlog; however, no assurance can be given regarding any potential sales.

Because of the contract backlog, management believes that the Company may have difficulty meeting its cash requirements through fiscal 1999. The Company's liquidity position will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, converting some of its debt into equity capital or preferred stock and/or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position. Also at January 31, 1999, the Company was in technical default with a local bank with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. Management negotiated with the bank to extend the maturity of the loan to March 31, 1999 by assigning certain receivables to provide additional security for the debt. Default was caused by the Company's failure to comply in a timely fashion with the monthly reporting requirements included in the loan agreement. Of the $630,000 originally borrowed, the Company had a remaining balance, including accrued interest, of $138,239.94 as of the December 22, 1998 renewal date.

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

Through its assessment of its information systems infrastructure, the Company has determined that there may be Year 2000 compliance issues facing the Company, including its use of third party software packages. The Company is highly dependent upon its own internal computer technology and relies upon the timely performance of its suppliers and customers and their systems. For example, a substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of services may be limited. A large-scale Year 2000 failure could impair the Company's ability to provide timely performance results required by the Company's customers, thereby causing potential liability, lost revenues and additional expenses, the amounts which have not been estimated. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and hardware to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers and customers and this refinement will continue through the rest of 1999. At this time, the Company does not believe that such problems will represent a material financial problem.


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company is a party to three suits as of the date of this filing, all filed by vendors. While discussions are underway to settle the matters out of court, there can be no assurance that settlements can in fact be reached. The amounts of the disputes in aggregate is less than $30,000.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

In a letter dated April 21, 1997, Wells Fargo HSBC Trade Bank, N.A. (the "Bank") notified the Company that it was in default under the terms of its loan. The original principal amount of the loan was $630,000. The total amount, including interest, due on the December 22, 1998 loan renewal date was $138,239.94. At that time, Management negotiated with the Bank to extend the maturity of the loan by making a partial principal reduction and by assigning certain accounts receivable to provide the Bank with incremental security for the loan. As of this date the Bank has agreed to extend the loan yet again to June 30, 1999 whereupon all principle and accrued interest will be due and payable.

At present, the Company is not in default on its line of credit with Frost Bank, but the loan will mature on July 31, 1999 whereupon all principle and accrued interest will be due and payable.

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



                                   SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                   By:  /s/Howard L. Burris
                                      -----------------------------------------
                                      Howard L. Burris, Chief Executive Officer,
                                      President, and Acting Chief Financial
                                      Officer


May 13, 1999

--------------------------------------------------------------------------------