Form 10KSB
period 1999-07-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 2000-04-05
CIK 87814

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1999
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ....................... to ......................

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

              Issuer's telephone number .......... (512) 837-4712

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [_]
                                                                       -

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $2,877,394

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,167,170 as of April 3, 2000, based upon the bid price at the close of trading on such date as reported by NASDAQ. ($0.15)

     The number of shares or units outstanding of each of the registrant's classes of securities, as of April 3, 2000 is as follows:

                                                        Shares Outstanding as of
          Title of Class                                       April 3, 2000
          --------------                                       -------------

$0.05 Par Value Common Stock                                      21,114,468

     Transitional Small Business Disclosure Format: Yes [_] No X
                                                               -

================================================================================

                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I......................................................................................................      1
RISK FACTORS................................................................................................      1
     ITEM 1.  BUSINESS......................................................................................      1
     ITEM 2.  PROPERTIES....................................................................................     12
     ITEM 3.  LEGAL PROCEEDINGS.............................................................................     12
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     13

PART II.....................................................................................................     13
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................................................     13
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................     14
     ITEM 7.  FINANCIAL STATEMENTS..........................................................................     19
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................     43

PART III....................................................................................................     43
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................................     43
     ITEM 10. EXECUTIVE COMPENSATION........................................................................     43
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT................................................................................     43
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................     43
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................................................     44

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

     As noted in the independent accountants opinion, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. As of July 31, 1999, the Company incurred a net loss of $695,433 and had a negative cash flow of $30,595 for the year. In addition, at July 31, 1999, Current Liabilities exceeded Current Assets by approximately $1,708,000.

Incurrence of Substantial Indebtedness

     The Company incurred substantial indebtedness, including amounts owed under the NIST contract (see Note 12 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations has been dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

     The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its debt and/or to raise additional financing. The Company's future performance will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels.

     If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms (See: Note 13 to Financial Statements).

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

Patents and Other Rights

     Effective July 1, 1993, the Company acquired a perpetual, non-exclusive, royalty-free license from two of the Company's founders to two U. S. patents and technology know-how relating to its basic system. In addition, the Company co-owns a patent entitled "Online Tomographic Gauging of Hot Sheet Metal" and has been awarded a U.S. Patent entitled "Process for Analyzing the Contents of Containers." The Company has been granted for a patent dealing with 3D or 3 dimensional metrology, which is scheduled to be issued on or about July 2000.

     issuance of a patent is not conclusive as to its validity or enforceability; and there has been no independent study of other patents or prior art which might be infringed by the Company's systems. Attempts by the Company to enforce or defend its patent rights could result in substantial expense. The Company has one international patent. But the Company's technology may be subject to appropriation without compensation in some areas of the world and may be subject to use without compensation by the U.S. government in connection with government contracts. (See: "Business - Patents and Other Rights").

Recent Changes in Management; Dependence on Key Personnel

     During FY 1999 the Company experienced changes in its senior management, notably the loss of its Vice President of Sales and Marketing. The Company appointed the manager for the scanning service division as the new VP of Sales and Marketing to fill the position.

     The Company believes that its success will depend to a significant extent upon the continued services of certain other key individuals, including but not limited to Mr. Howard Burris and Dr. Forrest F. Hopkins. The loss of the services of certain individuals or the inability of the Company to hire qualified replacements in an orderly manner could have a material adverse effect on the Company.

Competition

     The non-destructive evaluation industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. The Company believes that its competitive position is negatively impacted by its relative lack of financial resources and working capital. For example, because of its lack of financial resources and working capital, the Company strives to negotiate contracts with a substantial advance payment requirement as well as periodic progress payments. There can be no assurance that the Company's limited resources and capacity will be sufficient to compete effectively in such industry in the future or that it will be able to negotiate contracts with favorable payment terms. (See: "Business - Competition").

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

Use of X-Ray Equipment and Radioactive Isotopes

     The Company's tomographic systems use x-ray generation equipment and, extremely rarely, radioactive isotope sources. The Company believes that it complies with all current governmental regulations regarding such equipment and materials. Changes in safety regulations regarding their use and sale could cause the Company additional expense and increase the cost of its systems, which could have an adverse impact upon sales or uses of its systems. (See: "Business-Governmental Regulation").

Conflicts of Interest and Benefits to Management and Present Shareholders

     Various officers, directors and principal shareholders of the Company have engaged in or become involved in a variety of business relations with the Company which confer benefits upon such persons and/or create actual or potential conflicts of interest.

Dividend Policy

     The Company has never paid cash dividends on the Common Stock and does not anticipate that cash dividends will be paid in the foreseeable future. The Company currently intends to retain any future earnings to finance the operations of the Company's business. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, future loan covenants, general economic conditions and other pertinent factors. Furthermore, certain provisions of the Company's loan documents may restrict the Company's ability to pay cash dividends on the Common Stock. (See" "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Anti-Takeover Effect of Certain Provisions

     The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging potential unsolicited offers or other efforts to obtain control of the Company that are not approved by the Board. Such provisions may adversely affect the market price of the Common Stock and may also deprive the shareholders of opportunities to sell shares of Common Stock at prices higher than prevailing market prices. Such provisions include the requirement that all shareholder action must be taken at a duly called annual or special meeting of shareholders unless a majority of the entire Board provides its prior approval for shareholder action to be taken by written consent of shareholders. (See: "Description of Capital Stock - Provisions Having Possible Anti-takeover Effect").

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

     Industrial tomography (commonly called "CT" or "CIT" for "computerized industrial tomography") was developed by the Company and others to inspect the internal and external dimensions and structural densities of objects without harming, modifying or contacting the objects being examined. The Company's systems can detect internal features approaching 0.001 of an inch in a wide range of objects, depending upon certain factors including density differences between the feature and the surrounding material(s). Primary applications of the Company's systems include process and quality control of highly engineered parts that are to be produced in high volume; are of significant discrete value; and/or are to be employed in a high physical stress environment, especially where failure can have catastrophic consequences.

     The Company has also developed a series of specialized proprietary software programs for the evaluation and analysis of data generated by its systems. CT provides information consisting of precise dimensional and density information as well as flaw and defect characteristics. This information is often unavailable by any other nondestructive inspection methodology. That is especially true where internal features of a complex object must be characterized with high accuracy.

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

Technology

     The Company's typical CT system includes a radiation source, a detector array, an object positioning unit, a computer system with image processing equipment and a color graphics image display subsystem. At the option of the customer, the system may be integrated into a portable, lead-lined cabinet for radiation shielding.

     The radiation source is either an X-ray tube, X-ray linear accelerator ("Linac") or a gamma-ray emitting radioisotope which emits a flux of photons. (Radioisotope based systems are very rarely ever used by the company, however). The photons are highly collimated (focused) to form a beam directed at the object under analysis. The source beam is shaped and filtered to provide application-specific optimization.

     High energy photons passing through the object are again highly collimated upon entering the detector array. Detectors convert the photons into visible analog light events which are then digitized by the Company's proprietary electronics, then sent to the computer workstation for data processing.

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

     Complete resolution of interior detail is possible by stacking a set of tomograms in parallel cross-sectional planes. The Smartscan(TM) line strongly supports the acquisition and analysis of such three- dimensional density maps, from which users can create synthetic tomograms on vertical or oblique flat or curved surfaces. Smartscan(TM) software can also find the inside and outside surfaces of the object, and display them from any chosen point of view.

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

     The most recent product improvement has been the employment of a high(er) speed detection system which has been successfully incorporated into the SMS Smartscan(TM) . The SMS "close packed" detector has significantly improved data acquisition speed, while maintaining very high quality image resolution.

     An internally funded effort to improve image reconstruction and processing speed involved replacing the older MicroVax II minicomputers to advanced Sun Microsystems SPARC(TM) workstations and the newest DEC Alpha(TM) workstations has improved both basic products as well. Most systems supplied within the past two years have utilized Sun Ultra(TM) workstations for imaging processing as well as data acquisition. Moving the Company's proprietary software to these open platforms has improved speed tenfold on the SMS Smartscan(TM) systems. This migration has reduced the "build" cost of the computer system, and it has also made the installed systems easier to support and to upgrade.

     Perhaps the most significant developing change in the product offering at SMS is the CADScan(TM) software, which would be capable of sophisticated evaluation of complex parts. This product will be able graphically to report wall thicknesses and wall displacement variances from design data in near real time. The Company believes that the CADScan(TM) capability will afford the Company access to large existing markets in product-oriented inspection, reverse engineering and rapid prototyping.

Manufacture and Production

     Manufacture of each of the Company's systems involves assembly of electronic and mechanical components, system integration with computer hardware and software, final checkout and diagnostic testing. Major computer subsystems, electromechanical components and subassemblies are customarily manufactured by outside vendors.

     The Company has produced and delivered industrial CT systems to a variety of government and commercial customers, both in the United States and abroad. In previous years, the Company has delivered SMS Model 201 systems to customers including EG&G Florida, Inc., General Motors Corporation, Rockwell International Corporation and the U. S. Air Force San Antonio Air Logistics Center at Kelly Air Force Base, as well as numerous SMS Model 101B+ systems (the predecessor to the SmartScan(TM) product) to customers such as Martin Marietta Energy Systems, Pratt & Whitney Canada, the Swiss Federal Laboratories for Materials Testing and Research (EMPA), BP America (a division of British Petroleum), EG&G Mound Applied Technologies, Inc. and Allied Signal, Inc. The Company has also sold SmartScan(TM) systems to a number of customers including Fiat, Toyota, the U.S. Army, NASA-Lewis Research Center, Martin International, Knolls Atomic Power Laboratory, Bridgestone, Continental Tire, and to Morton International, Inc.

     In fiscal year 1999 the Company shipped SmartScan(TM) systems to Picatinny, the U.S. Army, Toyota Motor Corporation, and Mitsubishi Materials. The Company also received an upgrade order on CT system from EMPA, the Swiss Federal Laboratory.

     As of August 1, 1999 the Company had orders for the construction of systems (and one operating lease system) from Rolls Royce Aircraft Engines, Picatinny, Daimler Chrysler, Bodine Aluminum, and Alliant Technosystems.

Scanning Services

     The inspection and measurement capabilities for the Company's products have been available to both government and industry through the Company's Scanning Services Department. The services have been provided by the Company, using Company-owned systems and software. Quality control of the wall thickness of turbine blades used in jet aircraft engines and geometry acquisition for reverse engineering are a significant source of scanning services business. Scanning services also are playing an increasing role in the development of new composite and ceramic materials for use in automotive and aerospace industries. The Company provides these services on a contract, hourly or per part basis.

Operations and Maintenance Services

     With respect to certain systems previously delivered by the Company, the Company also provides ongoing services under maintenance contracts with terms of up to five years. Additionally, the Company provides field services to customers through the sale of hardware and software upgrades.

Research and Development

     Company-sponsored research and development expenses totaled approximately $89,000 and $304,000 for 1999 and 1998 respectively.

     The Company's research in past years has been focused on achieving increases in the speed of data acquisition and image processing as well as new three-dimensional metrology tools. These improvements were seen as means to improve the Company's competitive position in the CT industry. The Company continues to focus its research and development on increasing speed; ease of use; and cost reduction. In fiscal year 1997, the Company began work on a prototype development for a solid state detector and state-of-the-art readout electronics, and delivered the first system based on these new "close packed" detectors in fiscal 1998. These detectors significantly reduced scan times compared to previous generation detectors while maintaining performance in terms of spatial and density resolution. The Company now actively markets the new detectors as part of a system upgrade package to the installed base of SMS customers.

     In fiscal 1998, the Company also sold a customized derivative of its new three-dimensional or 3-D analysis software. CADScan(TM) was first demonstrated for a complex General Motors casting application, and the Company has continued to refine this technology for a broad range of potential applications since that time. In fiscal 1999, a number of new applications for the CADScan(TM) technology were being explored by the Company.

     The Company has also completed the development of a new Graphical User Interface (GUI) for use in the Company's products as well as a more robust Object Positioning Unit (OPU) that improved the (weight) capacity and the motion control of its scanning systems. Both improvements have been key elements in the sale of upgrade(s) to the Company's installed base of systems.

     In February 1996 the Company began work with a joint venture comprised of the Company, General Electric, General Motors and EG&G. The work was to be financed in part by a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program ("ATP"). The objective of the program was to develop a fast 3-D scanning capability that would speed up 3D-CT image development one hundred fold. The Company was appointed as the project leader and was also awarded the sole commercialization rights for the industrial (read: non-medical) applications of the technology. Throughout fiscal 1999 the Company was unable to pay for its cost share of the undertaking. The Company was also unsuccessful during fiscal 1999 in selling additional equity to pay for its cost share to complete this research program.

Marketing

     The Company markets its products and services through direct sales contacts with existing customers, responses to inquiries generated by advertising and articles in trade magazines and technical publications, trade shows and through equipment demonstrations and scanning services. The Company's SmartScan(TM) systems are intended to be standardized, customer-oriented commercial products designed for industrial R&D environments as well as production environments.

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

     . DOD Applications, Munitions. Various forms of ordnance (mortar shells, tank round components, missiles, rockets) have been evaluated with the Company's equipment to check for a variety of pre and post production defects. Such defects can render the subject component inoperable or hazardous. Computed tomography is perhaps the only way of examining these items non-destructively.

     During fiscal 1999 the Company has been represented in Japan by KBK, a leading high technology engineering/trading firm, pursuant to an exclusive marketing agreement covering sales of the Company's products in Japan. KBK acts as a reseller of the Company's products and services. In Germany the Company was represented by Promod, based in Stuttgart, during the same period. Domestically, the Company has been represented by Test Equipment Distributors, located in Detroit, Michigan, in a five state region including the upper Midwest.

     Since fiscal 1995, the Company appointed Eberline Radiometrie Group of Thermo Electron Instruments, Inc. (Eberline) as its exclusive worldwide representative for the Company's patented Tomographic Sheet Profile Gauge. Eberline has continued to represent the Company for this technology globally. Eberline is the leading European producer of industrial gauges and is a significant sales presence in the steel industry worldwide.

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

Substantial Competition and Technology Changes

     The non-destructive evaluation and test industry is highly competitive, and the Company faces competition from companies with substantially greater financial and technological resources and greater production capacity and experience than the Company. Those competitors are capable of making competitive products utilizing tomographic techniques and/or other technology. The principal elements of competition in the tomographic industry, in the opinion of management, are the ability: (i) to produce high quality images of a variety of target objects; (ii) to manipulate and analyze collected data; (iii) to demonstrate to customers that the costs of using the technology are reasonable compared to the benefits realized from alternative non-destructive methods; and
(iv) comparative cost.

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

Employees

     At July 31, 1999 the Company employed 20 full time employees, of whom seven were engaged in research (including software development); two in engineering; four in scanning services; one in sales and marketing; two in field services; two in administrative, clerical and support services; and two in manufacturing. When necessary, temporary labor in the form of part-time employment or contract labor is utilized to meet increased demand for the production of the Company's systems.

     None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company has not experienced a strike or work stoppage and believes that its relations with its employees are adequate.

Governmental Regulation

     The detector systems incorporated within the Company's products utilize X-ray generators, linear accelerator equipment, and --very rarely -- radioactive isotopic sources. Various governmental agencies, such as the U.S. Nuclear Regulatory Commission, the Federal Aviation Administration, the U.S. Department of Transportation and state health departments regulate the sale, use, disposal, labeling and shipment of radioactive material and the use of X-ray and linear accelerator equipment. There are also federal, state and local regulations covering the occupational safety and health of the Company's employees. The Company believes that it is in compliance with all applicable governmental requirements.

     The primary aspect of the equipment or protocol associated with the Company's products or activities that require licensing is the use of isotopic, X-ray and linear accelerator radiation sources. As required by State of Texas regulations, the Company has had its SmartScan(TM) product line certified by the Texas Bureau of Radiation Control as a product for commercial sale. Use of the systems in-house or at a customer facility requires the operating party to obtain a license from the appropriate state agency or federal agency (U.S. Nuclear Regulatory Commission) regulating the use of radiation producing systems. The Company and all of its customers operating its systems in the field have been able to obtain such licenses in a timely and efficient manner.

Patents and Other Rights

     Pursuant to a 1981 assignment agreement (the "Assignment"), the Company received an assignment of and exclusive rights to use certain technical and proprietary know-how and two patents that expired in 1998. The Assignment to the Company was made by Lon Morgan and E. C. George Sudarshan (the "Assignors"), both of whom were founders or former affiliates of the Company. The Assignment was for a term continuing through the patent expiration dates, but was subject to early termination under certain circumstances described below. The Assignment required the Company to make royalty payments to the Assignors of an aggregate of one percent of the Company's sales that were related to products or technology based on the rights subject to the Assignment, subject to a $10,000 annual minimum royalty. On July 1, 1993, the Company reassigned ownership of the technical and proprietary know-how and the patents to the Assignors in return for a payment of money by the Company, a mutual release and the cancellation of the royalty commitment described above and the grant to the Company of a perpetual, non-exclusive royalty-free license to the patents and the technical and proprietary know-how.

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

     The Company has been granted a patent for an "Apparatus and Method for Comparison" for use by manufacturers in determining how close a manufactured part comes to parts that have previously been determined to be acceptable or to the design of an acceptable part. The patent is scheduled to be issued on or before July 2000. Historically, it has not been possible to measure parts completely once manufactured so as to determine such important measurements as shape and wall thickness without destroying the part to be measured. Prior art devices have utilized computerized tomography to create scans of slices of a part. These prior art scans, however, result only in individual slices of a part which then are analyzed by an engineer. Because of the time consuming nature of the prior art scanning devices and the necessity for an engineer to review the scans, only a limited number of predetermined "critical" specific locations have been analyzed in the past. The Company's innovative, proprietary technology provides an apparatus and method wherein the whole part may be analyzed to determine the shape and wall thickness of the device throughout and compare it to design specifications or an acceptable manufactured part.

     During fiscal year 1999, the Company continued development of advanced 3-D dimensional analysis software specifically designed for quickly identifying deviations, often for regions of "first article" or part rework and quantifying the amount of such rework required. The Company believes that this software is a significant improvement in dimensional analysis, and the Company anticipates that this new software may be an important component in the capability of future systems.

Financial History

     The Company completed its initial public offering in March 1985. As of July 31, 1999, the Company had the following equity securities outstanding (exclusive of employees' and directors' stock options):

     Common Stock, $0.05 par value........................... 21,114,468 shares

ITEM 2.  PROPERTIES

     The Company currently leases approximately 13,900 square feet of office and manufacturing space in an industrial park located in Austin, Texas. In fiscal 1998 The Company renewed its building lease to a five (5) year lease, expiring in November, 2003. The monthly charge for the 13,900 square foot premises is $9,009 per month -- or an annual charge of $7.78 per square foot. Management believes that this space should be adequate for all of the Company's activities through fiscal 1999.

     In a transaction subsequent to the end of the FY 1999 reporting period and with the written consent of the landlord, the Company sublet approximately 40% of its leasehold to a third party that will operate a scanning services bureau using the Company's equipment. This will ratably reduce the Company's monthly leasehold expenditure and utilities for the balance of the lease term. (See:
"Subsequent Events").

ITEM 3.  LEGAL PROCEEDINGS

     As of July 31, 1999, the Company was made aware by several of its vendors that continued non-payment of past due accounts would result in legal action against the Company. Although the amounts were not material, three (3) vendors had actually filed suit as of that date.

     Subsequent to the end of the reporting period all suits filed as of July 31, 1999 were resolved satisfactorily by the Company. (See: "Subsequent Events").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended July 31, 1999.

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to May 13, 1993, the Company's Common Stock was traded in the over-the-counter "Small Cap" Market and was quoted on the automated quotation system of the National Association of Securities Dealers ("NASDAQ") under the symbol SCMS. On May 13, 1993 the Common Stock was de-listed from the NASDAQ "Small Cap" Market for failure to meet, among other requirements, the minimum bid price requirement of $1.00 per share. On March 10, 2000 the Company was notified by NASDAQ that non-compliance with all SEC reporting requirements, including notably timely filings, would result in the Common Stock being traded on the NASDAQ "Pink Sheet" Market. Since May 13, 1993 the Common Stock has been traded over-the-counter on the OTC Bulletin Board under the symbol "SCMS."

     The following table shows the quarterly range of high and low bid quotations for the Common Stock for the past two fiscal years, as reported by the OTC Bulletin Board.

                          Common Stock
                          ------------

          Fiscal Year Ended                   High         Low
                                              ----         ---

          July 31, 1998
               First Quarter................................  $0.98    $ 0.35
               Second Quarter...............................   0.60      0.29
               Third Quarter................................   0.71      0.35
               Fourth Quarter...............................   0.53      0.28


          July 31, 1999
               First Quarter................................  $0.32    $ 0.12
               Second Quarter...............................   0.20      0.07
               Third Quarter................................   0.16      0.06
               Fourth Quarter...............................   0.15      0.07

     The above quotations are over-the-counter market quotations and thus reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The total number of shares of Common Stock outstanding as of July 31, 1999 was 21,114,468 and the total number of holders of Common Stock "of record" as of such date was approximately 605.

     The holders of the Company's Common Stock are entitled to receive dividends from funds legally available therefor, when and as declared by the Board of Directors. No cash dividends have been paid or are anticipated in the foreseeable future, since the Company intends to retain earnings, if any, for use in its business.

     During the period covered by this report, the Company sold no securities, registered or unregistered. On or about August 26, 1996, the Company granted options to acquire 600,000 shares of its Common Stock at an exercise price of $0.86 per share to eight non-employee directors. These options will expire on August 25, 2006. To date, all directors have returned their option agreements to the Company unexercised. Effective December 20, 1996, the Company granted options to five employees to acquire 700,000 shares of its Common Stock at an exercise price of $0.89 per share. Those options expire on December 19, 2006. On or about November 1, 1996, in exchange for certain equipment with an agreed value of $85,000, the Company issued 500,000 shares of its Common Stock to Howard L. Burris, Jr. at $0.17 per share, the fair market value of the shares on the date of the exchange. All of the above grants of options and issuance(s) of securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In addition, the Company issued the following restricted shares of its Common Stock in connection with the exercise of options. All options were exercised pursuant to the cash-less exercise provisions of the option agreements. In August 1996, the Company issued to an employees 22,387 shares for $0.08 per share, and to a former officer 39,570 shares for $0.15 per share and 60,878 shares for $0.24 per share. In September 1996, the Company issued to the same employee 28,207 shares for $0.1406 per share, 28,946 shares for $0.15 per share, 79,296 shares for $0.15 per share and 33,437 shares for $0.24 per share. In October 1996, the Company issued to an officer, 196,978 shares for $0.1406 per share and to an employee, 125,730 shares for $0.1406 per share and 77,579 shares for $0.225 per share. In November 1996, the Company issued to an officer 461,585 shares for $.1406 per share and 252,468 shares for $0.225 per share. In December 1996, the Company issued 258,141 shares for $0.15 per share and 90,584 shares for $0.225 per share to two separate officers of the Company. In January 1997 the Company issued 34,810 shares for $0.24 per share to an officer of the Company and 123,472 shares for $0.1406 per share to an employee. In April 1997, the Company issued 155,521 shares to a former director of the Company for $0.15 per share. All such issuance(s) were made in connection with the exercise of employee or director options and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. In addition, the Management's Discussion and Analysis should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements of the Company and the notes thereto included elsewhere in this Annual Report. This discussion and analysis of operations compares the two years ended July 31, 1998 and 1999.

     The following table sets forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                                                       Year Ended July 31,
                                             --------------------------------------------------------------------
                                                         1999                                1998
                                              ------------------------------    ---------------------------------
                                              Dollar      % of     % Change     Dollar        % of      % Change
                                              Amount      Total   from Prior    Amount       Total     from Prior
                                              (000s)     Revenue     Year       (000s)      Revenue       Year
                                              ------     -------     ----       ------      -------       ----
Contract revenues:
  Tomographic system sales.................   $   1,968     68.4%     (23.1)%   $ 2,560        68.1%      (8.6)%
  Scanning services........................         498     17.3%     (19.0)%       615        16.4%      25.8%
  Field services and upgrades..............         412     14.3%     (29.6)%       585        15.5%      34.2%
                                              ---------  -------     ------     -------     -------    -------
   Total revenues..........................       2,877    100.0%     (23.5)%     3,760       100.0%       1.0%
Contract costs.............................       2,406     83.6%     (16.8)%     2,893        76.9%     (20.3)%
                                              ---------  -------     ------     -------     -------    -------
Gross profit...............................         471     16.4%     (45.7)%       867        23.1%     832.3%
                                              ---------  -------     ------     -------     -------    -------
Operating costs:
  Marketing................................         322     11.2%     (39.0)%       528        14.0%      49.2%
  Research and development.................          89      3.1%     (70.8)%       304         8.1%      4243%
  General and administrative...............         716     24.9%     (11.9)%       812        21.1%       3.7%
                                              ---------  -------     ------     -------     -------    -------
   Total operating costs...................       1,127     39.2%     (31.5)%     1,644        43.7%      43.7%
                                              ---------  -------     ------     -------     -------    -------
Income (loss) from operations..............        (656)   (22.8)%     15.6%       (777)      (20.7)%     26.1%
                                              ---------  -------     ------     -------     -------    -------
Other (income) expense:
  Interest expense.........................         (35)    (1.2)%     50.9%        (72)       (1.9)%      1.2%
  Interest and other income................           0      0 0%       0.0%         --         0.0%       0.0%
  Loss on sale of asset....................          (9)     0.0%       0.0%          0         0.0%       0.0%
                                              ---------  -------     ------     -------     -------    -------
  Other - net..............................         (44)    (1.5)%     38.8%        (72)       (1.9)%      2.7%
                                              ---------  -------     ------     -------     -------    -------
Net income (loss) before Extraordinary
 Item(s)...................................   $    (700)   (24.3)%     17.5%    $             (22.6)%     24.3%
                                              =========  =======     ======     =======     =======    =======
Extraordinary Item                            $                                 $  (849)
                                              =========
Net Loss                                      $    (695)   (24.1)%     18.1%    $  (849)      (22.6)%


Fiscal 1999 Results of Operations

     Revenues

     Total contract revenues for the year ended July 31, 1999 decreased $883,000, or 23.4% compared to the prior year. Revenues recognized from all three markets (systems, scanning services, and upgrades) declined due to a variety of factors including notably production slow downs from cash constraints for material purchases. Scanning services revenues decreased $117,000, or 19.0%. Maintenance and upgrades revenues decreased $173,000, or 29.5%. Management believes that systems sales revenues in particular that declined some 23.1% or $592,000 could have been substantially higher for the period if there had been no limitations on the Company's ability to purchase material. Throughout year the Company found itself in a difficult position with its vendors.

     The Company will start the FY 2000 period with a reasonable sales backlog position, but there will have to be an improvement in that backlog to improve revenue and bottom line results in the successive period. The Company will focus its efforts in particular on certain strategic accounts and on certain new application areas that in the opinion of Management could in time have a meaningful impact on the Company's position. However, no assurances can be given that the Company can raise working capital in sufficient amounts; can successfully produce the existing or prospective backlog; or can improve the Company's revenues and/or bottom line performance.

     Gross Margin

     Gross margin (revenue less direct contract costs) as a percentage of revenue decreased from 23.1% in FY 1998 to 16.3% in FY 1999. This decrease is due to several factors including most notably a decision to allocate the Research & Development associated with three specific contracts to the (direct) cost of sales. During fiscal 1999 the Company engaged in extensive research and/or development efforts for three customers: (a) Daimler-Chrysler, (b) Rolls Royce Aircraft Engines, and (c) the Picatinny Arsenal. While the Company believes that in time these research and development efforts may well lead to other systems sales to these customers and/or to other new customers seeking the same technical capability and know how, Management felt it appropriate to allocate the costs to the three systems under construction at the Company. Management anticipates that margins on subsequent systems using these developments may well improve in future sales of similar systems, however no assurances of any such improvement can be given.

     Operating Costs

     Fiscal year 1999 total operating costs as a percentage of revenues decreased to 31.4% -- from 43.7% in FY 1998 to 39.1% in FY 1999. Marketing expenses dropped 36% and General & Administrative expenses were reduced 11.8%. In all the non-research and development expenditures were reduced 23% or some $302,000.

     Also during FY 1999 most research and development expenses were either charged to underlying the contracts (Daimler-Chrysler, Rolls Royce Aircraft Engines, and Picatinny Arsenal) that made extensive use of the R&D group. Management believes that it must recover R&D expenditures to the extent possible from such systems contracts. Not every system contract has R&D involved in its design and manufacture, but for those that do, it seemed appropriate to Management to record the R&D cost in this manner. This of course has the effect of increasing Operating Costs, while reducing the Company's unallocated R&D budget by 70.7%.

     Net Deferred Tax Asset

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the ability to generate sufficient taxable income in the future. There was a 100% valuation allowance for the years ended July 31, 1999 and 1998.

     Other Expenses

     Interest expense dropped 51.3% from $72,000 in fiscal year 1998 to $35,000 in fiscal year 1999. This was largely due to a consistent reduction during the fiscal year in the principal balance of the Company's outstanding loans, notably the borrowings from a bank employing an U.S. Export-Import Bank guarantee on a system construction credit line -- as well as a revolving line of credit. (See:
"Subsequent Events").

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital

     As of July 31, 1999, the Company had negative working capital of approximately $1,315,400 compared to negative net working capital of approximately $1,050,530 at July 31, 1998.

     Cash Flows

     The Company's operating activities provided net cash of approximately $140,700 in fiscal year 1999 compared to net cash provided by operations of approximately $8,400 in fiscal year 1998.

     During fiscal 1999 and 1998, the Company used $80,700 and $342,600, respectively, for financing activities. The use of cash for financing activities in both fiscal years was mainly to repay borrowings under two bank lines of credit.

     Capital Expenditures

     Capital expenditures in fiscal year 1999 and 1998 were approximately $90,547 and $15,000, respectively. Fiscal year 1999 capital expenditures were for office and warehouse equipment and, most significantly, for the upgrade of in house computer equipment. Except for computer equipment upgrades, the fiscal year 1999 capital expenditures are nonrecurring in nature.

     Liquidity

     Sources of liquidity as of July 31, 1999 include cash on hand of $10,100 and accounts receivable from the Company's customers of $274,200. Based on these sources of liquidity as well as revenues generated by current backlog, and assuming that the Company does not lose any contracts, and that none of its customers cancel their contracts or otherwise fail to pay their debts to the Company, management believes that the Company has the ability to meet its cash requirements during the fiscal year ending July 31, 1999, provided, however, that the Company's backlog is heavily concentrated with a small number of customers. If a customer of the Company cancels a contract or becomes unable to pay its debts to the Company pursuant to its purchase contract, liquidity would be adversely affected. This would require the Company to either obtain additional capital from external sources or to curtail its working capital expenditures, provided however, that no assurances can be given of the Company's ability to obtain such additional capital and any such curtailment could adversely affect the Company's operations and competitive position.

         Over the past two years, the Company has sought financing for its participation, with consortium members, in a research grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under the Advanced Technology Program. As more fully described in Note 10 to the financial statements, pursuit of this project has required funding for the Company's portion of the project in the approximate amount of $2,745,000. As of July 31, 1999 the Company owed a total of $1,591,000 to General Electric ($871,000 of which is currently due to General Electric and $720,000 of which will be due to General Electric upon the Company's receipt of the detector panels) in contract expenses to consortium members. If the Company were to proceed with this project, this amount would increase over future periods, the timing of which would be dependent upon the project's progress. The Company had been seeking to obtain such financing from additional borrowing arrangements and/or the offering of debt or equity securities. However, to date the Company has been unsuccessful in this regard, and there can be no assurance that in the future funds will be available on terms satisfactory to the Company or at all.

         Given those circumstances in January and February of 1999, the Company initiated formal procedures to terminate its participation in the National Institute of Standards and Technology (NIST) Advanced Technology Program. Since the fall, the Company had concluded that financing for the NIST program to develop a high speed volumetric CT or 3D CT capability along with General Electric and other consortium partners was simply not going to be available. The Company continues nonetheless with its own internal development effort to enhance its own volumetric CT capability.

         As of November 7, 1997 the Company was in default with one of its commercial bank lenders with respect to its Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit. As more fully described in Note 4 to the financial statements, the Company owed approximately $144,000 and approximately $227,000, for a total of $371,000, to two different commercial lenders. (Subsequent to the end of the FY 1999 reporting period on December 22, 1999 both commercial bank loans were paid off in full along with all accrued interest.
See: "Subsequent Events").

         As noted in the independent accountant's opinion for the reporting period ending July 31, 1999, there is substantial doubt about the Company's ability to continue as a going concern without the realization of additional adequate financing. As of July 31, 1999, the Company incurred a net loss of $695,400 and negative cash flows from operations in 1999 and 1998 of $140,700 and $8,414 respectively. In addition, at July 31, 1999, Current Liabilities exceeded Current Assets by approximately $1,709,000.

         Management had expected a return to profitable operations for the period ending July 31, 1999, but the lack of available working capital severely constrained the rate at which the work in process could be handled. While the magnitude of the loss for the period was reduced by 18.1% over the FY 1998 net income result, 1999 could have been at least a breakeven year with a speedier processing of the committed book of business. As revenues are recognized on a percent of completion basis, a slow down in the completion of systems due to working capital constraints had a severe impact on the amount of revenue recognized in a given period. The Company will seek alternative sources of financing to provide additional working capital in the future. Should the Company be unable to achieve the anticipated level of revenues in 1998, management would anticipate reducing expenditures even further to preserve positive cash flows. No assurance can be given, however, that management will be successful in its endeavors.

         Backlog

         Total contract backlog as of July 31, 1999 was approximately $881,000, down from $1,571,000 at July 31, 1998. Of the current net backlog, virtually all is for systems sales. Accounts receivable or billing backlog for the analogous periods were $1,282,700 and $1,237,000 respectively. All of the Company's order backlog is scheduled for completion of production in fiscal year 2000, however no assurances can be given that all such backlog will in fact be completed.

         New Accounting Pronouncements

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

         Subsequent Events

         On December 22, 1999 the Company sold its scanning service bureau to an unrelated third party for $600,000 in cash and a contract for the purchase for a new scanning system at full price. The proceeds of sale were used to satisfy all of the Company's commercial lenders; a large number of the Company's material vendors; and, most notably, General Electric Corporate Research & Development.

         While the Company had been incrementally paying down its loans to commercial lenders during FY 1998 and 1999 and while certain vendors had exercised patience on aging credits, Management concluded that it was in the best interest of the Company to proceed to satisfy as many obligations as possible. Sale of the Company's service bureau was deemed to be the best course available.

         Additional terms of the sale provided for the purchaser to place an order for the purchase of a CT Scanner on or before February 29, 2000, however such an order has not been placed to date. Additional provisions provide for the repurchase of these assets under certain circumstances, including the failure of the purchaser to place the order for the CT Scanner, with a specific repurchase formula. The Company has not initiated efforts to avail itself of the options under this agreement to date.

         Concurrently with the negotiations to sell these service bureau assets, the Company entered into negotiations with various vendors to settle outstanding balances owed to these vendors at year-end. The Company offered a fixed amount of cash plus a set amount of common stock of the Company in exchange for a complete settlement of its debt with these vendors. Specifically, the Company entered into an agreement to settle the long outstanding balance due to a member of the consortium formed to participate in a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. This vendor agreed to accept a settlement of $175,000 in cash, plus 92,105 shares of common stock of the Company to settle a debt in the amount of $871,469, plus any and all other potential claims up to an additional $718,200, related to its participation in the consortium. All other vendors who accepted the negotiated offer were paid a total of $94,111 plus 7,895 shares of common stock, to settle trade payable liabilities in the amount of $153,810.

         The Company is permitted without restriction to engage in certain kinds of key scanning service activities worldwide, and it retains all rights to employ its systems for scanning services outside the US for its own account. The Company also would collect a royalty on sales for any operating lease arrangements with customers wishing to purchase medium and long term scanning services. Such operating lease arrangements are to be negotiated on a case by case basis.

ITEM 7.  FINANCIAL STATEMENTS



                               Table of Contents

                                                                                         Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        22
FINANCIAL STATEMENTS

    Balance Sheets, July 31, 1998 and 1999                                             23-24

    Statements of Loss, July 31, 1998 and 1999                                            25

    Statements of Shareholders' Equity (Capital Deficit), July 31, 1998 and 1999          26

    Statements of Cash Flows, July 31, 1998 and 1999                                   27-28

    Notes to Financial Statements                                                      29-41

              Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Scientific Measurement Systems, Inc.
Austin, Texas

We have audited the accompanying balance sheet of Scientific Measurement Systems, Inc. (the "Company") as of July 31, 1999, and the related statements of loss, stockholders' equity (capital deficit) and cash flows for of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Scientific Measurement Systems, Inc. as of July 31, 1998, were audited by other auditors whose report dated September 22, 1998, except for Note 4 which is as of January 15, 1999, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Measurement Systems, Inc. at July 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the Financial Statements, the Company has suffered recurring losses from operations, has a capital deficit, and a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dickey, Rush, Duncan, Scott & Co., P.C.
Houston, Texas
March 17, 2000

                                            Scientific Measurement Systems, Inc.

                                                                  Balance Sheets

================================================================================

                                Balance Sheets
                                    July 31

                                                                                          1999              1998
                                                                                    ----------------   ---------------
CURRENT ASSETS
  Cash                                                                               $        10,115    $      40,710
  Trade accounts receivable, less allowance for
      Doubtful accounts of $15,501 and $48,950                                               274,161          610,550
  Costs and earned profits on long-term contracts in
      Excess of related billings                                                             559,005          232,799
  Inventories                                                                                140,963          202,131
  Prepaid expenses and other current assets                                                   20,613           53,190
                                                                                    ----------------   ---------------

TOTAL CURRENT ASSETS                                                                       1,004,857        1,139,380
                                                                                    ----------------   ---------------


  Property and equipment, net of accumulated
     Depreciation                                                                            110,287           56,826

  Scanning and compent equipment, net of
     Accumulated depreciation of $302,482 and 269,762                                        217,957          278,844
  Other assets, net of accumulated amortization of
     $33,451 and $27,725                                                                      65,294           87,675
                                                                                    ----------------   ---------------
   Total other assets                                                                        283,251          366,519
                                                                                    ----------------   ---------------

              TOTAL ASSETS                                                           $     1,398,395    $   1,562,725
                                                                                    ================   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
   (CAPITAL DEFICIT)

CURRENT LIABILITIES

                                            Scientific Measurement Systems, Inc.

                                                                  Balance Sheets

================================================================================

  Trade payables and accrued liabilities                                             $     1,231,344 $        481,191
  Payable to research consortium members                                                     871,469          871,469
  Billings in excess of related costs and
     earned profits on long-term contracts                                                   341,757          480,106
  Current portion of capital leases obligations                                               29,068                -
  Notes payable                                                                              240,165          357,144
                                                                                    ----------------   --------------

TOTAL CURRENT LIABILITIES                                                                  2,713,803        2,189,910
                                                                                    ----------------   --------------

LONG-TERM LIABILITIES

  Capital leases obligations                                                                   7,210                -

COMMITMENTS AND CONTINGENCIES                                                                      -                -
                                                                                    ----------------   --------------

TOTAL LIABILITIES                                                                          2,721,013        2,189,910

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
  Preferred Stock; 2,000,000 Shares Authorized, No Shares
      Issued or Outstanding                                                                        -                -

  Common Stock, $ .05 Par Value; 40,000,000 Shares
      Authorized; 21,114,468 Issued and Outstanding                                        1,055,723        1,055,723
  Additional Paid In Capital                                                               9,253,622        9,253,622
  Deficit                                                                                (11,631,963)     (10,936,530)
                                                                                    ----------------   --------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)                                              (1,322,618)        (627,185)
                                                                                    ----------------   --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
  (CAPITAL DEFICIT)                                                                  $     1,398,395 $      1,562,725
                                                                                    ================   ==============

           See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Operations

================================================================================

                              Statements of Loss
                          For the years ended July 31

                                                                                           1999                1998
                                                                                    ------------------   ---------------
REVENUES
   Tomographic systems sales                                                         $       1,967,683   $      2,560,500
   Scanning services                                                                           497,929            614,116
   Field services and systems upgrades                                                         411,782            585,149
                                                                                    ------------------   ----------------

      Total Revenues                                                                         2,877,394          3,759,765

DIRECT CONTRACT COSTS                                                                        2,406,371          2,893,127
                                                                                    ------------------   ----------------

GROSS PROFIT                                                                                   471,023            866,638

OPERATING EXPENSES

   Marketing and sales                                                                         322,347            528,105
   Research and development                                                                     88,799            303,831
   General and administrative                                                                  715,760            811,754
                                                                                    ------------------   ----------------

      Total Operating Expenses                                                               1,126,906          1,643,690
                                                                                    ------------------   ----------------

LOSS FROM OPERATIONS                                                                          (655,883)          (777,052)

OTHER INCOME (EXPENSE)

  Loss on impairment of assets                                                                  (8,916)                 -
  Interest expense, net                                                                        (35,341)           (71,838)
                                                                                    ------------------   ----------------

      Total Other Income (Expense)                                                             (44,257)           (71,838)
                                                                                    ------------------   ----------------

NET LOSS BEFORE EXTRAORDINARY ITEMS                                                           (700,140)          (848,890)

Extraordinary item - gain on extinguishment of debt (no
  applicable income taxes)                                                                       4,707
                                                                                    ------------------   ----------------

                                            Scientific Measurement Systems, Inc.

                                              Statements of Stockholders' Equity

================================================================================

NET LOSS                                                $     (695,433)   $        (848,890)
                                                          ============     ================

Basic net loss per common share (1)                             ($0.03)              ($0.04)

Weighted average number of shares outstanding (1)           21,114,468           21,114,468

(1) Diluted per share amounts not presented due to anti-dilutive effect of additional shares.


   See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                              Statements of Stockholders' Equity

================================================================================

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                  Statements of Stockholders' Equity (Capital Deficit)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                           Additional
----------------------------------------------------------------------------------------------------------------------------
                                     Common Stock                           Paid In
----------------------------------------------------------------------------------------------------------------------------
                                       Shares            Amount              Capital             Deficit            Total
----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997                21,114,468      $  1,055,723       $  9,253,622         $ (10,087,640)  $    221,705
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                         -                 -                  -              (848,890)      (848,890)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998                21,114,468         1,055,723          9,253,622           (10,936,530)      (627,185)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Loss                                         -                 -                  -              (695,433)      (695,433)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999                21,114,468      $  1,055,723       $  9,253,622         $ (11,631,963)  $ (1,322,618)
                                     =============      ============       ============         =============   ============
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

          See accompanying summary of significant accounting policies and notes to financial statements.

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows
                                Increase (decrease) in cash and cash equivalents

================================================================================



                           Statements of Cash Flows
                          For the years ended July 31

                                                                               1999                1998
                                                                          ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                   $     (695,433)     $    (848,890)

Adjustments to Reconcile Net Loss to Net Cash
 Provided (Used) by Operating Activities
   Depreciation and amortization                                                   94,782             88,715
   Loss on impairment of property and equipment                                     8,916                  -
(Increase)/Decrease in Assets:
   Trade accounts receivable                                                      336,389           (317,027)
   Other receivables                                                                                 450,090
   Costs and earned profits in excess of billings on contracts                   (326,206)           670,349
   Inventories                                                                     61,168           (182,231)
   Prepaid expenses and other current assets                                       32,577            (25,523)
   Other assets                                                                    16,655           (111,116)
Increase/(Decrease) in Liabilities:
   Accounts payable and accrued liabilities                                       750,153             71,905
   Billings in excess of costs and earned profits on contracts                   (138,349)           212,142
                                                                          ---------------     --------------
    Total Adjustments                                                             836,085            857,304
                                                                          ---------------     --------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                     140,652              8,414
                                                                          ---------------     --------------

                                            Scientific Measurement Systems, Inc.

                                                        Statements of Cash Flows
                                Increase (decrease) in cash and cash equivalents

================================================================================

CASH FLOWS USED BY INVESTING ACTIVITIES

   Acquisitions of property and equipment                                         (90,547)           (15,286)
                                                                          ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings under notes payable                                                       -            140,019
   Borrowings under capital leases                                                 68,131                  -
   Repayments of notes payable                                                   (116,979)          (482,650)
   Repayments of capital leases                                                   (31,852)                 -
                                                                          ---------------     --------------

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      $       (80,700)    $     (342,631)
                                                                          ---------------     --------------

NET INCREASE (DECREASE) IN CASH                                           $       (30,595)    $     (349,503)

CASH AT BEGINNING OF YEAR                                                          40,710            390,213
                                                                          ---------------     --------------

CASH AT END OF YEAR                                                       $        10,115             40,710
                                                                          ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
   Cash Paid During the Period:

   Interest                                                               $        33,156     $        74593
   Taxes                                                                                -                  -


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None


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

                                            Scientific Measurement Systems, Inc.


                                                        Statements of Cash Flows
                                Increase (decrease) in cash and cash equivalents


================================================================================


              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business

Scientific Measurement Systems, Inc. (the "Company") was incorporated in Texas in 1979. The Company is a research, manufacturing and service company and is primarily engaged in the design, development, assembly and marketing of radiographic/tomographic scanning systems used for nondestructive examination of the surface and interior structure of various materials, and in providing contract services with respect thereto. All operations of the Company are domestically based; however the Company has significant foreign sales.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash deposits and accounts receivable. The Company maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. The Company has not incurred losses related to these balances to date. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers and their dispersion across many geographic areas. Although the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of the national economies of the various countries in which the Company does business (see Note 7). The Company performs periodic credit evaluations of its customers and generally does not require collateral. The Company monitors its exposure for credit losses and maintains an allowance for doubtful accounts.

Patent Rights

The Company holds patent rights related to procedures for tomographic examinations that are being amortized using the straight-line method over their remaining lives ranging from 10 to 13 years.

Research and Development

Expenditures for Company-sponsored research and development are expensed as incurred. Reimbursements by third parties for research and development are offset against the Company's research and development expenses as incurred.

Loss Per Share

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which replaces the presentation of primary EPS with a presentation of basic EPS.

Net loss per common share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the common stock options and warrants. At July 31, 1999 and 1998 respectively, vested stock options for 1,399,639 and 2,422,678 shares and warrants for 360,940 and 360,940 shares are not included in the computation of loss per share since their effect would be anti-dilutive.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of July 31, 1999 identified assets with a cost of $924,642, accumulated depreciation of $915,726 and a net book value of $8,916, were impaired and an adjustment was made to reduce the carry value of these assets to their net realizable value. This adjustment resulted in a charge of $8,916 in the accompanying financial statements and is included in the caption "loss on impartment of assets". This analysis at July 31, 1998 indicated there was no impairment to these assets' carrying values.

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

                      NOTE 2 - GOING CONCERN UNCERTAINTY

The Company continued to incur substantial losses from operations and incurred a net loss from operations of $695,433 for the fiscal year ended 1999 and has a capital deficit of $1,322,618. In addition, the Company incurred substantial indebtedness resulting in current liabilities exceeding current assets by approximately $1,708,946 at July 31, 1999 and was in default with its line of credit agreement and on one other note payable (see Note 4). The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its debt and/or raise additional financing. However, the Company has been unsuccessful in its efforts to raise additional capital. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, or to sell selected assets (See Note 13 regarding events subsequent to July 31, 1999) or reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt or that any such financing, refinancing or sale of assets would be achievable on economically favorable terms. If these measures cannot be accomplished, management may seek judicial creditor protection. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 1999 and 1998, the Company was unable to pay vendors in accordance with the terms of its purchase agreements. Also, subsequent to July 31, 1999 and 1998, the Company was, at times, unable to meet its payroll obligations in a timely fashion.

Subsequent to July 31, 1999 the Company successfully completed a restructuring of its current indebtedness with its vendors, most notably its indebtedness to General Electric-Corporate Research and Development (see Note 13). Integral to this restructuring was the sale of certain service bureau assets that resulted in net cash proceeds of $600,000. Those cash proceeds and cash from operations were used to pay off the delinquent bank loans and substantially reduce the Company's outstanding vendor accounts payable. Management's plans include the continued pursuit to raise additional capital and outside financing in order to continue to fund operations and to take advantage of other related business opportunities. However, to date the Company has been unsuccessful in its efforts to raise additional capital, and there is no assurance that the Company will be successful with its efforts to obtain debt with favorable terms.

                 NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

The major classes of property and equipment as of July 31 are as follows:

                                                            1999         1998
                                                       ----------------------
Equipment                                              $ 337,368   $1,124,383
Furniture and Fixtures                                 $  85,372   $  104,285
Improvements to Building                               $  62,180   $   62,180
                                                       ----------------------
Total                                                  $ 484,920   $1,290,848

Less Accumulated Depreciation                           (374,633)  (1,234,022)
Total                                                  $ 110,287  $    56,826


                            NOTE 4 - NOTES PAYABLE

Notes payable at July 31 consisted of the following:
                                                        1999        1998
                                                      ---------------------
Exim Bank guaranteed note payable in default
secured by certain accounts receivable,
inventories, property and equipment; interest
payable monthly at prime plus 5%
(13.25% at July 31, 1999)                             $ 93,961     $167,125

Note payable to bank, in default and payable on
demand with interest at 8%                            $ 50,000     $ 60,000

Note payable to a law firm, in default, and
payable on demand with interest at 8%                 $ 96,204     $130,019

Total                                                 $240,165     $357,144

At July 30, 1999, the Company was in default on numerous debt covenants under the Eximbank guaranteed note payable. The debt covenant violations have not been waived; however, the due date has been extended by the bank to December 31, 1999. (Subsequent to year-end the all bank notes were paid in full. See Note
13).

                         NOTE 5 - STOCKHOLDERS EQUITY

The Company has authorized 40,000,000 shares of common stock, $0.05 par value. Additionally, the Company has authorized 2,000,000 shares of preferred stock, $0.15 par value. As of July 31, 1999, no preferred stock has been issued or is outstanding.

In November 1996, the Company completed limited offerings of 1,960,732 shares of common stock pursuant to Regulation S of the Securities Act of 1933. Net proceeds of approximately $1,080,000 were primarily used for general corporate needs. The Company agreed to compensate sales agents of the limited offering 10% of the gross dollars raised as a fee. In addition, the Company has granted the sales agents 360,940 stock purchase warrants exercisable at prices ranging from $0.61 to $0.875 per share. These warrants expire at various times beginning December 15, 2001 through December 15, 2003, with no call provisions and piggyback registration rights and a one-time demand registration after twelve months.

                            NOTE 6 - STOCK OPTIONS

On February 16, 1990, the Board of Directors approved the 1990 Stock Option Plan ("1990 Plan"). The 1990 Plan is administered by a Stock Option Committee that consists of not less than three members of the Board of Directors. The 1990 Plan reserves 2,500,000 shares of the Company's common stock and provides for the grant of incentive stock options, non-qualifying stock options and stock appreciation rights ("SARs") to certain key employees of the Company, and to certain other individuals. Options and SARs will be awarded at the discretion of the Stock Option Committee.

The 1990 Plan prohibits the grant of options there under after February 16, 2000. The Stock Option Committee also determines the expiration dates of options granted provided that all options must be exercised within 7 years of the date of grant (5 years to any optionee who is the owner of 10% of the Company). The price at which options may be exercised is determined by the Stock Option Committee but in no event may the price be less than the fair market value of the underlying common stock on the date of grant. In the case of an optionee who is the owner of 10% or more of the total combined voting power of all classes of stock of the Company, the option price must be at least 110% of the fair value of the underlying common stock on the date of grant.

On December 12, 1996, the Board of Directors approved the 1996 Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by a Stock Option Committee that consists of not less than two non- employee directors. The 1996 Plan reserves 3,000,000 shares of the Company's common stock and provides for the grant of incentive stock options, nonstatutory options, restricted stock awards, and SARs to certain key employees of the Company, and to certain other individuals. Options, stock awards, and SARs will be awarded at the discretion of the Stock Option Committee.

The 1996 Plan prohibited the grant of options there under after December 12, 2006. The Stock Option Committee also determines the expiration dates of options granted provided that all options must be exercised within 10 years of the date of grant. The price at which options may be exercised is determined by the Stock Option Committee but in no event may the price be less than the fair market value of the underlying common stock on the date of grant.

During fiscal 1997, the Board of Directors also approved awards of 600,000 options to eight non-employee directors. These options were not awarded pursuant to any formal plan. All options were granted at fair market value at date of issuance. The options vested immediately and will expire August 25, 2006. Two directors chose to return their option agreements to the Company unexercised during fiscal 1997. The remaining six directors returned their option agreements to the Company unexercised during fiscal 1999.

During fiscal 1998, the Board of Directors approved awards of 500,000 options to two employees that were awarded under the 1996 plan. All options were granted at fair market value at date of issuance. The options vest over various periods and expire over various periods.

As of July 31, 1999 and 1998, 1,449,641 and 2,923,681 shares of common stock were under option, with exercise prices ranging from $0.1406 to $0.8900; 1,399,639 and 2,422,678 of these options were exercisable at July 31, 1999 and 1998, respectively.

A summary of the status of the Company's stock options as of July 31 is presented below:

                                         1999                     1998
                                         ----                     ----

                                       Weighted                  Weighted
                                     Number Average           Number Average
                                      of Exercise               of Exercise
Options                             Shares     Price       Shares         Price
                                    -------------------------------------------

Outstanding and
  exercisable at
  beginning of year                 2,923,681  $ 0.42      2,423,681     $ 0.43
Granted                                     -       -        500,000       0.38
Exercised                                   -       -              -          -

Forfeited                           1,474,040    0.59              -          -

Outstanding at
  end of year                       1,449,641  $ 0.26      2,923,681     $ 0.42
                                    ===========================================


The following table summarizes the information about the stock options as of July 31, 1999.

       Weighted
       Average Number Weighted Remaining Number Weighted Range of Outstand- Average Contractual Exercisable Average
       Exercise     ing at      Exercise      Life          at        Exercise
        Price       July 31       Price     (Years)       July 31       Price
       -----------------------------------------------------------------------

       $ 0.1500     849,641     $ 0.1500       1          849,641     $ 0.1500
       $ 0.1600      50,000     $ 0.1600       1           50,000     $ 0.2250
       $ 0.2400     300,000     $ 0.2400       1          300,000     $ 0.2400
       $ 0.3700     100,000     $ 0.3700       9          100,000     $ 0.3700
       $ 0.8900     150,000     $ 0.8900       7           99,998     $ 0.8900
       -----------------------------------------------------------------------

                  1,449,641     $ 0.2607       2        1,399,639     $ 0.2382
                  ============================================================

SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 as follows: dividend yield of 0%; expected volatility of 100%; risk-free interest rates ranging from 5.44% to 6.50%; and expected lives ranging from 2 to 3 years. The weighted fair value of options granted in 1998 ranged from $0.24 to $0.25.

Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss per share for the year ended July 31, would have been increased to the pro forma amounts indicated below:

                                                         1999            1998
                                                       ------------------------
Net loss applicable to common shareholders:
         As reported:                                $(695,433)       $(848,890)
         Pro forma:                                   (724,432)        (993,889)

Loss per share:
         As reported:                                $   (0.03)       $   (0.03)
         Pro forma:                                      (0.03)           (0.04)


NOTE 7 - CONTRACT REVENUES AND CONTRACTS IN PROGRESS

The Company's revenues have been derived from certain major customers (greater than 10% of total revenues) as follows:

      Customer                                  1999              1998
    ------------                                ----              ----
         A                                        14%                -
         B                                        13%                -
         C                                        15%                -
         D                                         -                33%
         E                                         -                15%

The Company had export revenues of approximately $472,304 and $1,069,000 to Japan, $24,600 and $103,000 to Germany, none and $21,000 to Switzerland, $185,278 and none to Canada, $262,001 and none to Norway, and $618,863 and none to the United Kingdom during fiscal 1999 and 1998, respectively.

Contracts in progress consist of the following:         1999             1998
                                                        ---------------------
         Costs and estimated earnings                $4,050,366      $2,591,095
         Billings                                    $3,833,118      $2,838,402

Included in the Balance Sheet:
         Costs and earned profits on long term
         contracts in excess of related billings     $  559,005      $  232,799
         Billings in excess of related costs and
         earned profits on long term contracts         (341,757)       (480,106)
                                                     $  217,248      $ (247,307)

Requirements for progress billings are negotiated on an individual contract basis and, accordingly, vary between contracts.

                             NOTE 8 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.

The components of deferred income tax assets at July 31 were as follows:

                                                 1999             1998
                                                 ---------------------
Accrued expenses                             $    20,215         $    12,384
Total current deferred income tax asset      $    20,215         $    12,384
Depreciation                                 $         -             (14,756)
Operating loss carryforward                  $ 3,864,649         $ 3,775,837
Tax credit carryforward                      $ 3,844,434         $ 3,634,052
Valuation allowance                          $ 3,864,649         $ 3,775,837

Total net deferred income tax asset          $         -         $         -

At July 31, 1999 the Company has available for federal income tax reporting purposes approximately $11,307,160 of net operating loss carryforwards of which approximately $483,000 expires in 2000, with the balance expiring in varying amounts in 2001 through 2019. Also, the Company had approximately $144,157 of tax credit carryforwards, all expired during 1999. Under the Tax Reform Act of 1986, as amended, an annual limitation will be placed on the amount of net operating loss and tax credit carryforwards that may be utilized if there are substantial changes in the ownership of the Company.

At July 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

                       NOTE 9 - RELATED PARTY TRANSACTIONS

In 1981 the Company purchased from various stockholders certain technology and patent rights related to the procedures for tomographic examinations. The cost of such rights, net of accumulated amortization, of $7,703 and $10,157 are included in other assets at July 31, 1999 and 1998. During fiscal 1993, the Company reassigned ownership of the patents to the stockholders in return for cancellation of the Company's royalty commitment and issuance to the Company of a perpetual, non-exclusive, royalty free license to the patents.

                     NOTE 10 - COMMITMENTS AND CONTINGENCIES

Product Liability Insurance - The Company does not carry product liability insurance. Management does not believe that the lack of such insurance has a material adverse effect on the Company's financial position or results of operations.

Legal Proceedings - The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

                               NOTE 11 - LEASES

Operating Leases:

         The Company entered into a lease agreement for office and manufacturing space. The lease was for an initial three-year period, with two three year options to renew the lease at then market prices. These options have been exercised. Lease expense for 1999 and 1998 was $129,676 and $92,738, respectively.

         Future minimum payments, by fiscal year and in the aggregate for leases of office and manufacturing space and equipment consist of the following:

         Future minimum lease payments under these leases for years ending July 31, are as follows:

                                        1999                   1998
                                        ----                   ----

             1999                   $      -               $150,030
             2000                    105,399                137,114
             2001                    104,784                108,205
             2002                    104,784                108,205
             2003                    104,784                108,205
             2004                     26,196                      -
                                    --------               --------
           Total                    $445,947               $611,759
                                    ========               ========

Capital Leases

         The Company acquired various equipment under the provisions of a long-term lease. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The leases run through January 2001. The leased equipment under capital lease as of July 31, 1999 has a cost of $68,130, accumulated depreciation of $16,809 and a net book value of $51,321.

         The future minimum lease payments under capital lease and the net present value of the future minimum lease payments for years ending July 31, are as follows:

                                                                1999
                                                                ----
                2000                                          30,750
                2001                                           5,210
                2002                                           2,449
                                                             -------

         Total minimum lease payments                       $ 38,409
         Amount representing interest                         (2,131)

         Present Value on Net Minimum Lease Payments        $ 36,278
         Current Portion                                     (29,068)

         Long-Term Capital Lease Obligation                 $  7,210

            NOTE 12 - RESEARCH AND DEVELOPMENT CONSORTIUM AND GRANT

In 1996, the Company formed a consortium with General Motors, General Electric and EG&G to develop scanning technology that is capable of tomographical scanning 100 times faster than current systems. The Company was designated the project leader of the consortium and has sole commercialization rights, except for medical applications, for the new technology.

Under the terms of the consortium agreement, approximately 30 advanced detector panels would be produced by the consortium, which will require aggregate funding of $7,660,000. In February 1996, the consortium was awarded a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. The terms of the grant provide that NIST will contribute 49% of the consortium's funding requirement or $3,753,000 as a grant to the consortium. Further, the Company will invest a total of $1,218,000 into the project. During 1999 and 1998, the Company incurred approximately $0 and $53,600, respectively, under the project net of reimbursement from NIST.

Through July 31, 1998, the Company, acting as project leader, has collected grants approximating $1,409,000 from NIST as reimbursement for costs incurred by other consortium members, of which $582,500 has been repaid to such members. Accordingly, at July 31, 1999 the Company had amounts payable to consortium members, (primarily General Electric) of $871,469. In addition, under the consortium agreement the Company may be liable for an additional $718,200 to General Electric.

Subsequent to July 31, 1999, this liability has been settled (See Note 13).

Project activity was suspended in August 1998 due to the Company's inability to meet its financial obligations under the award agreement, and a request for an extension to the program has been denied by NIST. The Company has begun to closeout its participation under this arrangement since efforts by the Company to raise capital to continue to fund its portion of this research program have been unsuccessful thus far, and there is substantial doubt that the required funding will be available to the Company to complete this research program.


                          NOTE 13 - SUBSEQUENT EVENTS

On December 12, 1999 the Company completed the sale of its scanning service bureau assets, for a cash sales price of $600,000. The proceeds from this sale were used to reduce the Company's debt. The cost of the service bureau assets sold amounted to $493,532, with related accumulated depreciation of $272,278 and a net book value of $221,254. The Company will recognize a one-time gain on the sale of these assets in the amount of $324,460, which includes a charge for the forfeiture to the right of future cash flows on a system and scanning contract, in the approximate amount of $54,286. Terms of the sale provided for the purchaser to place an order for the purchase of a CT Scanner on or before February 29, 2000, however such an order has not been placed to date. Additional provisions provide for the repurchase of these assets under certain circumstances, including the failure of the purchaser to place the order for the CT Scanner, with a specific repurchase formula. The Company has not initiated efforts to avail itself of the options under this agreement to date.

Concurrently with the negotiations to sell these service bureau assets, the Company entered into negotiations with various vendors to settle outstanding balances owed to these vendors at year-end. The Company offered a fixed amount of cash plus a set amount of common stock of the Company in exchange for a complete settlement of its debt with these vendors. Specifically, the Company entered into an agreement to settle the long outstanding balance due to a member of the consortium formed to participate in a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. This vendor agreed to accept a settlement of $175,000 in cash, plus 92,105 shares of common stock of the Company to settle a debt in the amount of $871,469, plus any and all other potential claims up to an additional $718,200, related to its participation in the consortium. All other vendors who accepted the negotiated offer were paid a total of $94,111 plus 7,895 shares of common stock, to settle trade payable liabilities in the amount of $153,810. These settlements will be recorded as an extraordinary gain, less the value of the common stock issued based upon a trading price of $0.06 per share on the date of settlement, and amounts to $ 750,168.

Additionally, on September 15, 1999, the Company's board of directors approved a grant of up to 555,000 of options to purchase common stock to it employees in consideration of the sacrifices made to assist the Company through difficult financial times. The options will be issued with a grant price of $0.06 per share.

ITEM 8.                         CHANGES IN AND DISAGREEMENTS WITH
                                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                DISCLOSURE

                                Not applicable.

                                   PART III


                                     INDEX




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10       EXECUTIVE COMPENSATION

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The current members of the Board of Directors are as follows:

                                                                                                Year Became
Directors                           Position with the Company                           Age       Director
---------                           -------------------------                           ---     -----------

Howard L. Burris, Jr.               Director, President, Chief Executive Officer         50        1996
Dr. Larry Secrest                   Chairman of the Board                                58        1986
Burton W. Kanter                    Director                                             69        1985
James W. Kenney                     Director                                             58        1986
Phillips A. Moore                   Director                                             53        1987
Dr. Thomas Prud'homme               Director                                             69        1990

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

Executive Officers

         The following information relates to executive officers of the Company who are not directors:

                                                                                             Year Became
Officer                      Position with the Company                             Age         Officer
-------                      -------------------------                             ---       -----------

Dr. Forrest F.               Vice President of Research and                         52              1979
Hopkins                      Development and
                             Secretary

Joe Llamas                   Vice President of Marketing and Sales                  31              1999

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

         Joe E. Llamas, Vice President of Marketing and Sales, joined the Company in February 1997. Mr. Llamas oversees the Company's worldwide marketing and sales efforts, including management of its sales representatives. Mr. Llamas most recently served as Director of Scanning Services at SMS. Prior to joining the Company, Mr. Llamas served as the General Manager for Accelerated Technologies, Inc., a rapid prototyping service company. Mr. Llamas holds a BS in Mechanical Engineering from the University of Texas at Austin.

Timeliness of Certain SEC Filings

         Based on information available to it, the Company is not aware that any officer, director or beneficial owner of 10% or more of the Company's Common Stock failed during fiscal 1998 to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.       EXECUTIVE COMPENSATION

Executive Officers' Compensation

         The following table shows the cash compensation paid by the Company, as well as certain other compensation, for the Company's Chief Executive Officer for fiscal years 1999, 1998 and 1997 and for Joe Llamas, the Company's Vice President of Sales and Marketing for fiscal year 1999. No other officers were paid compensation in fiscal 1999 in excess of $150,000.


                           Summary Compensation Table

                                                            Annual Compensation
                                                            -------------------

                                                                                                             Long Term
                                                                                                            Compensation
                                                                                        Other Annual            Awards
        Name and Principal Position          Year        Salary ($)      Bonus ($)      Compensation       Options/SARs (#)
        ---------------------------          ----        ----------      ---------      ------------       ----------------

Howard L. Burris, President and Chief        1999                           -0-                  -0-                 -0-
Executive Officer                            1998                           -0-                  -0-             100,000
                                             1997           $120,000        -0-                 $8,273               -0-

Loe E. Llamas, Vice President of Sales and   1999           $ 53,500        -0-                  -0-                 -0-
Marketing

Options

     The following table sets forth certain information concerning options granted in fiscal 1998 to Howard Burris.

                                   Number of Securities        Percent of total Options/SARs
                                  Underlying Options/SARs         Granted to Employees in       Exercise        Expiration
       Name                               Granted                       Fiscal 1998              Price             Date
       ----                               -------                       -----------              -----             ----
Howard L. Burris                          100,000                           20%                  $0.31          Jan. 29, 2008

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

                                                                            Amount and Nature          Percent of
Name and Address of Beneficial Owner                                   Of Beneficial Ownership(1)         Class
------------------------------------                                   --------------------------         -----
Howard L. Burris, Jr.                                                         1,784,341/(2)/              8.45%
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas 78758

Larry Secrest                                                                 1,203,160/(3)/              5.59%
Scientific Measurement Systems, Inc.
2210 Denton Drive, Suite 106
Austin, Texas 78758

Burton W. Kanter                                                                 50,000/(4)/                 *
BK Consultants
Two North LaSalle Street
Chicago, Illinois 60602

James W. Kenney                                                                  75,000/(5)/                 *
San Jacinto Securities
5949 Sherry Lane, Suite 960
Dallas, Texas 75225

Phillips A. Moore                                                                75,000/(5)/                 *
61 Sunnybrook
Avon, Connecticut 06001

Thomas Prud'homme                                                                75,000/(5)/                 *
Process Sciences
3585 CR 272, Suite 400
Leander, Texas 78641

Forrest Hopkins
Scientific Measurement Systems, Inc.                                            278,627/(6)/              1.31%
2210 Denton Drive, Suite 106
Austin, Texas 78758

                                                                            Amount and Nature          Percent of
Name and Address of Beneficial Owner                                   Of Beneficial Ownership(1)         Class
------------------------------------                                   --------------------------         -----
All Directors, Officers and Nominees as a                                       3,541,128                 16.8%
Group (10 persons)

________________
*Less than 1%.
(1) Shares of Common Stock that are not outstanding but that can be acquired by a person within 60 days upon exercise of an option or similar right are included in the number of shares beneficially owned and in computing the percentage for such person but are not included in the number of shares beneficially owned and in computing the percentage for any other person.
(2) Includes shares underlying options to purchase 100,000 shares of Common Stock, all of which are immediately exercisable.
(3) Includes shares underlying options to purchase 421,607 shares of Common Stock, all of which are exercisable within the next 60 days.
(4) Includes shares underlying options to purchase 50,000 shares of Common Stock, all of which are all immediately exercisable.
(5) Includes shares underlying options to purchase 75,000 shares of Common Stock, all of which are immediately exercisable.
(6) Includes 24,489 share of Common Stock and underlying options to purchase 254,138 shares of Common Stock, all of are immediately exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

Documents filed as part of this report

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

     10.9     1983 Incentive Stock Option Plan                 Exhibit 10.18 to the Registration
                                                               Statement on Form S-18 effective March 5,
                                                               1985
                                                               (File No. 2-94269-FW)

    10.10     Letter agreements dated November 20, 1987 and    Exhibit 10.14 to the Company's Annual
              October 7,1988 between the Registrant and        Report on Form 10-K for the fiscal year
              Bethlehem Steel Corporation for the              ended July 31, 1988
              development and sale of a tomographic
              system.

                                                                                    Incorporated by
   Number                 Description                                                 Reference to
   ------                 -----------                                                 ------------
              Portions of these letter contracts
              have been omitted and filed separately
              with the Commission together with an
              application for confidential treatment

    10.11     1990 Incentive Stock Option Plan                          Exhibit A to Proxy Statement for 1990
                                                                        Annual Meeting of Shareholders filed
                                                                        October 29, 1990

    10.12     Mutual License Agreement dated May 5, 1993 between        Exhibit 10.12 to the Company's Annual
              the Registrant and Bethlehem Steel                        Report on Form 10-KSB for the fiscal year
              Corporation                                               ended July 31, 1995


    10.13     Frost National Bank letter dated October 25, 1995         Exhibit 10.13 to the Company's Annual
              regarding Term Note                                       Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1995

    10.14     Notes dated May 8, 1995, May 31, 1995 and June 16,        Exhibit 10.14 to the Company's Annual
              1995 in the principal amounts of $50,000,                 Report on Form 10-KSB for the fiscal year
              $30,000 and $10,000 respectively, all payable             ended July 31, 1995
              by Registrant to Mr. Howard L. Burris, Jr.

    10.15     Note dated June 5, 1996, in the principal amount of       Exhibit 10.15 to the Company's Annual
              $25,000 payable to Thomas Prud'homme                      Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1996

    10.16     Note dated July 12, 1996, in the principal amount of      Exhibit 10.16 to the Company's Annual
              $233,608.70 payable to Ulster Investments, Ltd. and       Report on Form 10-KSB for the fiscal year
              related loan documents                                    ended July 31, 1996

    10.17     Volumetric Computed Tomography Consortium Collaboration   Exhibit 10.17 to the Company's Annual
              Agreement dated December 1995 Report                      on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1996

    10.18     Volumetric Computed Tomography Consortium                 Exhibit 10.18 to the Company's Annual
              Commercialization Agreement dated December 1995           Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1996

                                                                                    Incorporated by
   Number                 Description                                                 Reference to
   ------                 -----------                                                 ------------
    10.19     Amendment to U.S. Department of Commerce National         Exhibit 10.19 to the Company's Annual
              Institute of Standards and Technology Financial           Report on Form 10-KSB for the fiscal year
              Assistance Award dated January 19, 1996                   ended July 31, 1996

    10.20     Promissory Note dated June 15, 1996 to Wells Fargo        Exhibit 10.20 to the Company's Annual
              HSBC Trade Bank, N.A. in the principal amount of          Report on Form 10-KSB for the fiscal year
              $1,250,000.00; Security Agreement dated June 15, 1996     ended July 31, 1996
              between the Company and Wells Fargo HSBC Trade Bank,
              N.A.

    10.21     Note dated January 25, 1996 to Jenkens & Gilchrist,       Exhibit 10.21 to the Company's Annual
              P.C. in the principal amount of $52,000                   Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1996

    10.22     U.S. Department of Commerce National Institute of         Exhibit 10.22 to the Company's Annual
              Standards and Technology Financial Assistance Award       Report on Form 10-KSB for the fiscal year
              dated September 26, 1995                                  ended July 31, 1997.

    10.23     1996 Incentive Stock Option Plan                          Exhibit 10.23 to the Company's Annual
                                                                        Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1997.

    10.24     Amendment to U.S. Department of Commerce National         Exhibit 10.24 to the Company's Annual
              Institute of Standards and Technology (NIST)              Report on Form 10-KSB for the fiscal year
              Financial Assistance Award dated effective                ended July 31, 1997.
              September 1, 1997

    10.25     Letter from Frost National Bank dated August 5,           Exhibit 10.25 to the Company's Annual
              1997 and Promissory Note dated July 21, 1997              Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1997.

    10.26     EXIM Guaranteed Loan Agreement dated June 15, 1996        Exhibit 10.26 to the Company's Annual
                                                                        Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1997.

    10.27     First Amendment to EXIM Guaranteed Loan Agreement         Exhibit 10.27 to the Company's Annual
              dated as of August 1, 1996 between the Company            Report on Form 10-KSB for the fiscal year
              and Wells Fargo HSBC Trade                                ended July 31, 1997.

                                                                                    Incorporated by
   Number                 Description                                                 Reference to
   ------                 -----------                                                 ------------
              Bank, N.A. and Promissory Note dated
              August 1, 1996 payable to Wells Fargo
              HSBC Trade Bank, N.A.

    10.28     Second Amendment to EXIM Guaranteed Loan Agreement        Exhibit 10.28 to the Company's Annual
              dated as of June 15, 1997 between the Company and         Report on Form 10-KSB for the fiscal year
              Wells Fargo HSBC Trade Bank, N.A. and Promissory          ended July 31, 1997.
              Noted dated June 15, 1997 payable to Wells Fargo
              HSBC Trade Bank, N.A.

    10.29     First Amendment to Security Agreement dated June 15,      Exhibit 10.29 to the Company's Annual
              1997 between the Company and Wells Fargo HSBC Trade       Report on Form 10-KSB for the fiscal year
              Bank, N.A.                                                ended July 31, 1997.

    10.30     Registration Rights Agreement dated May 8, 1995 between   Exhibit 10.30 to the Company's Annual
              the Company and Howard L. Burris, Jr.                     Report on Form 10-KSB for the fiscal year
                                                                        ended July 31, 1997.

    10.31     Third Amendment to EXIM Guaranteed Loan Agreement         Exhibit 10.31 to the Company's Annual
              dated as of July 31, 1997 between the Company and         Report on Form 10-KSB for the fiscal year
              Wells Fargo HSBC Trade Bank, N.A. and Promissory          ended July 31, 1997.
              Note dated July 31, 1997, payable to Wells Fargo
              HSBC Trade Bank, N.A.

    10.32     Second Amendment to Security Agreement dated July 31,     Exhibit 10.32 to the Company's Annual
              1997 between the Company and Wells Fargo HSBC Trade       Report on Form 10-KSB for the fiscal year
              Bank, N.A.                                                ended July 31, 1997.

    23.1      Consent of Independent Accountants                                       N/A

    24.1      Power of Attorney (see page 55)                                          N/A

(b)   Reports on Form 8-K.

      None filed during the last quarter of the period.

(c)   Exhibits.

      The exhibits described in Item 13(a)(2), above, and identified as being filed herewith, are filed as a part of this report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d), the Securities
Act of 1934, the Registrant has duly caused this Form 10-KSB, Annual Report, for the year ending July 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin and State of Texas, on the 4th day of April, 2000.

                                        SCIENTIFIC MEASUREMENT SYSTEMS, INC.

By: /s/ Howard L. Burris, Jr.                 By: /s/ Howard L. Burris, Jr.
   ---------------------------------             -------------------------------
    Howard L. Burris, Jr.                         Howard L. Burris, Jr.
    President and Chief Executive Officer         Acting Principal Financial
                                                  and Accounting Officer

                     POWER OF ATTORNEY TO SIGN AMENDMENTS

        KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Howard L. Burris, Jr. his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Scientific Measurements Systems, Inc. Form 10-KSB, Annual Report, for year ending July 31, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                           Title                        Date
              ---------                           -----                        ----
/s/ Howard L. Burris                       President, CEO, Director
--------------------------------------
April 4, 2000

/s/ Howard L. Burris, Jr.

/s/ Larry Secrest                          Director                          April 4, 2000
--------------------------------------
Larry Secrest


/s/ Burton W. Kanter                       Director                          April 4, 2000
--------------------------------------
Burton W. Kanter


/s/ James W. Kenney                        Director                          April 4, 2000
--------------------------------------
James W. Kenney


/s/ Phillips A. Moore                      Director                          April 4, 2000
--------------------------------------
Phillips A. Moore


/s/ Thomas Prud'homme                      Director                          April 4, 2000
--------------------------------------
Dr. Thomas Prud'homme