Form 10QSB
period 1999-10-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 2000-04-05
CIK 87814

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10--QSB

(Mark One)
   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to....................

For the Quarter Ended October 31, 1999      Commission file number 0-14100


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                        Shares Outstanding as of
               Title of Class                                October 31, 1999
-----------------------------                                ----------------
$0.05 Par Value Common Stock                                  21,114,468
Transitional Small Business Disclosure Format (check one): Yes__ No X
------------------------------------------------------------------------------

                                     INDEX


Risk Factors
------------

Part I - Financial Information
------------------------------

       Item 1:   Financial Statements (Unaudited):

              Condensed Balance Sheet:
               October 31, 1999 and July 31, 1999.......................

              Condensed Statement of Operations:
               Three Months Ended October 31, 1999 and 1998.............

              Statement of Cash Flows:
               Three Months Ended October 31, 1999 and 1998.............

              Notes to Condensed Financial Statements...................

       Item 2:

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................


         Part II - Other Financial Information

              Items 1 - 6...............................................

              Signatures................................................

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

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

Incurrence of Substantial Indebtedness

     The Company incurred substantial indebtedness, including amounts owed under the NIST contract (see Note 3 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations has been dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

     The Company's ability to continue its operations, to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's ability to restructure its dent and/or to raise additional financing. The Company's future performance will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels.

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

Patents and Other Rights

     Effective July 1, 1993, the Company acquired a perpetual, non-exclusive, royalty-free license from two of the Company's founders to two U.S. patents and technology know-how relating to its basic system. The licenses for the technology and underlying "know how" remain in full force and effect, but the two underlying patents have since lapsed. The Company co-owns a patent entitled "Online Tomographic Gauging of Hot Sheet Metal" and has been awarded a U.S. Patent entitled "Process for Analyzing the Contents of Containers." The Company has also been granted for a patent dealing with 3D or 3 dimensional metrology, which is scheduled to be issued on or about July 2000.

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

Use of X-Ray Equipment and Radioactive Isotopes

     The Company's tomographic systems use x-ray generation equipment and, extremely rarely, radioactive isotope sources. The Company believes that it complies with all current governmental regulations regarding such equipment and materials. Changes in safety regulations regarding their use and sale could cause the Company additional expense and increase the cost of its systems, which could have an adverse impact upon sales or uses of its systems. (See: "Business
- Governmental Regulation").

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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                                Balance Sheets
                                (In Thousands)



           Assets                               10/31/99         07/31/99
           ------                               --------         --------

Current Assets:
   Cash                                              100               10
   Billed receivables                                571              339
   NIST receivables                                    0                0
   Costs in excess                                   428              559
   Allowance for doubtful accounts                   (16)             (64)
   Inventories                                       141              141
   Other current assets                               57               21
                                                  ------           ------

     Total current assets                          1,281            1,005
                                                  ------           ------

Property, plant and equipment, at cost:
   Equipment                                         337              337
   Furniture and fixtures                             85               85
   Building                                           62               62
   Land                                                0                0
                                                  ------            -----
                                                     485              485
   Less accumulated Depreciation                    (384)            (375)
                                                  ------            -----

     Net property, plant and equipment               101              110
                                                  ------            -----

  Scanning equipment, less accumulated
     depreciation of $310,573.47                     207              218

  Other assets, less accumulated amortization
     of $34,623                                       64               65
                                                  ------           ------
     Total assets                                 $1,652           $1,398
                                                  ======           ======

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

  Liabilities and Stockholders' Equity       10/31/99     07/31/99
  ------------------------------------       --------     --------

Current Liabilities:
  Accounts payable                                920          911
  Payable to NIST Members                         871          871
  Billings in excess of Revenues                  231          342
  Accrued vacation                                 87           59
  Accrued sales Commissions                        76           55
  Other accrued expenses                          420          205
  Leases Payable, current Portion                  22           29
  Note payable                                     96           96
  Bank Loans                                      144          144
                                             --------     --------

    Total Current Liabilities                   2,868        2,714

Long term leases payable                            6            7
                                             --------     --------
    Total liabilities                           2,874        2,721
                                             --------     --------

Stockholders' equity:
  Common stock                                  1,056        1,056
  Additional paid-in Capital                    9,254        9,254
  Retained deficit                            (11,632)     (11,076)
  Current year income (loss)                      101         (556)
                                             --------     --------

    Total stockholders' equity (deficit)       (1,222)      (1,323)
                                             --------     --------

    Total liabilities and stockholders'
       equity                                $  1,652     $  1,398
                                             ========     ========

   The accompanying notes are an integral part of these financial statement.

                          Statement of Income (Loss)
                     For the Three Months Ending 10/31/99
                                (In Thousands)


                                                                  Year to Date                               Year to Date
                                                                    10/31/99                                   10/31/98
                                                 ----------------------------------------------------------------------------
                                                      $                 %               $                    %
                                                ---------------   --------------------------------------     ----------------
       Contract revenues:
     System sales                                          $736            88.42%                   1056                78.05%
         Scanning services                                   68             8.12%                                        0.00%
     Maintenance & Upgrades                                  29             3.45%                    297                21.95%
                                                ---------------   --------------------------------------     ----------------

           Total Revenues                                   832           100.00%                   1353               100.00%

       Direct contract costs                                398            47.82%                    977                72.21%
          Overhead                                          200            24.00%
                                                ---------------   --------------------------------------     ----------------

       Gross profit                                         235            28.18%                    376                27.79%
                                                ---------------   --------------------------------------     ----------------

       Operating costs:
         Marketing                                           22             2.70%                    119                  8.8%
         Research & development                              30             3.66%                                        0.00%
         General & administrative                            87            10.51%                    266                19.66%
                                                ---------------    -------------------------------------     ----------------

           Total operating costs                            140            16.87%                    385                28.46%
                                                ---------------   --------------------------------------     ----------------

       Income (loss) from operations                         94            11.31%                     (9)               (0.67%)
                                                ---------------   --------------------------------------     ----------------

       Other (income) expense:
         Interest expense                                     1             0.12%                     25                 1.85%
         Interest and other income                            0             0.00%                      0                 0.00%
                                                ---------------   --------------------------------------

            Other - Net                                       1             0.12%                     25                 1.85%
                                                ---------------    -------------------------------------     ----------------

     Net gain before extraordinary items                     93
                                                ===============


     Extraordinary item - gain on
     extinguishment of debt (no applicable
        income taxes)                                         8
                                                ---------------


     Net income (loss)                                     $101             12.12%                  ($34)               (2.51%)
                                                ===============   ======================================     ================


     Basic Earnings (Loss) per Share                                        0.004                                       (0.01)
     Weighted average shares outstanding                               21,114,468                                  21,114,468

  The accompanying notes are an integral part of these financial statements.

                           Statements of Cash Flows
                      For the three months ended 10/31/99

                                                                                               For Year            For Year
                                                                                                 2000                1999
                                                                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                                 $        100,947            (172,212)

Adjustments to Reconcile Net Loss to Net Cash
 Provided (Used) by Operating Activities
   Depreciation and amortization                                                                     23,206             (10,008)
   Loss on impairment of property and equipment                                                           -
(Increase)/Decrease in Assets:
   Trade accounts receivable                                                                       (280,860)             94,588
   Other receivables                                                                                      -
   Costs and earned profits in excess of billings on contracts                                      130,597                (340)

Inventories
   Prepaid expenses and other current assets                                                        (36,192)            (59,836)
   Other assets                                                                                           -
Increase/(Decrease) in Liabilities:
   Accounts payable and accrued liabilities                                                         272,181              80,719
   Billings in excess of costs and earned profits on contracts                                     (110,818)                  -
                                                                                           ----------------   -----------------

    Total Adjustments                                                                                 (1886)            105,123
                                                                                           ----------------   -----------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           99,060             (52,373)
                                                                                           ----------------   -----------------

CASH FLOWS USED BY INVESTING ACTIVITIES

   Acquisitions of property and equipment                                                            (1,176)            (40,622)
                                                                                           ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings under notes payable                                                                         -
   Borrowings under capital leases                                                                        0              27,911
   Repayments of notes payable                                                                            0
   Repayments of capital leases                                                                      (8,367)
                                                                                           ----------------   -----------------

                                                                                             For Year 2000       For Year 1999
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       $         (8,367)            27,911
                                                                                           ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                            $         89,517            (65,084)


CASH AT BEGINNING OF YEAR                                                                            10,115             40,710
                                                                                           ----------------   ----------------

CASH AT END OF YEAR                                                                        $         99,631            (24,375)
                                                                                           ================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION
  Cash Paid During the Period:

  Interest                                                                                 $          1,027
  Taxes                                                                                    $              -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None

  The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation:

     The accompanying condensed financial statements have been prepared with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position and results of operations for such periods have been included, and that such adjustments and eliminations are only of a normal, recurring type. The results of operations for any interim period are not necessarily indicative of results for the full year.

     Certain disclosures and other information required by generally accepted accounting principles have been omitted from these condensed financial statements as permitted by reference to other Securities and Exchange Commission filings. These statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999.

Earnings (Loss) Per Share

     The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which replaces the presentation of primary EPS with a presentation of basic EPS.

     Net earnings (loss) per common share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the common stock options and warrants. At January 31, 2000 and 1999 respectively, there were vested stock options for 1,399,639 and 2,422,678 shares and warrants for 360,940 and 360,940 outstanding. This conversion was not presumed for this calculation for the three months ended January 31, 1999 since their effect would be anti-dilutive.

                            NOTE 2 - STOCK OPTIONS

     On September 15, 1999, the Company's board of directors approved a grant of up to 555,000 of options to purchase common stock to it employees in consideration of the sacrifices made to assist the Company through difficult financial times. The options will be issued with a grant price of $0.06 per share.

                          NOTE 3 - SUBSEQUENT EVENTS:
                   SALE OF ASSETS AND REORGANIZATION OF DEBT

     On December 12, 1999 the Company completed the sale of its scanning service bureau assets, for a cash sales price of $600,000. The proceeds from this sale were used to reduce the Company's debt. The cost of the service bureau assets sold amounted to $493,532, with related accumulated depreciation of $272,278 and a net book value of $221,254. The Company will recognize a one-time gain on the sale of these assets in the amount of $324,460, which includes a charge for the forfeiture to the right of future cash flows on a system and scanning contract, in the approximate amount of $54,286. Terms of the sale provided for the purchaser to place an order for the purchase of a CT Scanner on or before February 29, 2000, however such an order has not been placed to date.
Additional provisions provide for the repurchase of these assets under certain circumstances, including the failure of the purchaser to place the order for the CT Scanner, with a specific repurchase formula. The Company has not initiated efforts to avail itself of the option under this agreement to date.

     Concurrently with the negotiations to sell these service bureau assets, the Company entered into negotiations with various vendors to settle outstanding balances owed to these vendors at year-end. The Company offered a fixed amount of cash plus a set amount of common stock of the Company in exchange for a settlement of its debt with these vendors. Specifically, the Company entered into an agreement to settle the long outstanding balance due to a member of the consortium formed to participate in a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. This vendor agreed to accept a settlement of $175,000 in cash, plus 92,105 shares of common stock of the Company to settle a debt in the amount of $871,469, plus any and all other potential claims up to an additional $718,200, related to its participation in the consortium. All other vendors who accepted the negotiated offer were paid a total of $94,111 plus 7,895 shares of common stock, to settle trade payable liabilities in the amount of $153,810. These settlements will be recorded as an extraordinary gain, less the value of the common stock issued based upon a trading price of $0.06 per share on the date of settlement, and amounts to $ 750,168.

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior period:

                                                          Three Months Ended October 31

                                                 1999                                       1998
                                       ------------------------------------------------------------------------------------
                                        Dollar       %  of       % Change from      Dollar       %  of       % Change from
                                       Amount        Total           Prior         Amount        Total           Prior
                                        (000s)      Revenue          Year           (000s)      Revenue          Year
                                       -------      --------------------------     --------     ---------------------------
      Contract revenues:
        System sales                     $736          88.36%       (30.30%)         $1,056       78.05%        23.65%
        Scanning services &                68
        Maintenance & Upgrades             29           3.48%       (90.24%)            297       21.95%        46.31%
                                       -------      ----------------------         --------     -------        ------

          Total revenues                  833         100.00%       (38.43%)          1,353      100.00%        28.00%

      Direct contract costs               598          71.79%       (38.79%)            977       72.21%         3.06%

      Gross profit                        235          28.21%       (37.50%)            376       27.79%           NM
                                       -------      ----------------------         --------     -------        ------
      Operating costs:
        Marketing                          22           2.64%       (81.51%)            119        8.80%       (17.36%)
        Research and development           30           3.60%           NM                         0.00%         0.00%
        General and administrative         87          10.44%       (67.29%)            266       19.66%        20.36%
                                       -------      ----------------------         --------     -------        ------

          Total operating costs           139          16.69%       (63.90%)            385       28.46%         8.15%
                                       -------      ----------------------         --------     -------        ------

      Income (loss) from operations        94          11.28%           NM               (9)      (0.67%)          NM
                                       -------      ----------------------         --------     -------        ------

      Other (income) expense:
        Interest expense                    1           0.12%       (96.00%)             25        1.85%        31.58%
        Interest and other income           0           0.00%         0.00%
                                       -------      ----------------------         --------     -------        ------

          Other-net                         1           0.12%       (96.00%)             25        1.85%        31.58%
                                       -------      ----------------------         --------     -------        ------

      Net income (loss)                  $ 93          11.16%           NM             ($34)      (2.51%)          NM
                                       =======      =======================        ========     =======        ======

      Extraordinary item - gain on
          extinguishment of debt (no
          applicable income taxe            8           0.96%
                                       ---------------------

      Net income (loss)                  $101          12.12%
                                       =====================

Results of Operations

     Total revenue for the first quarter of fiscal 2000 decreased 38% over the same period a year earlier, from $1,353,000 in the first quarter of fiscal 1999 to $833,000. Most of this decrease is attributable to a drop in systems sales of 320,000.

     Gross profit (revenue less direct contract costs) for the first quarter decreased from $376,000 to $235,000, a 38% decrease over the analogous quarter in the FY 1999 reporting year. While overhead had decreased some 64%, the direct cost of goods for the period went down 39%. Despite a decrease in direct costs, the 38% decrease in revenue had a more profound effect on the bottom line.

     First quarter operating costs as a percentage of revenue fell 64% in the first quarter of FY 2000 from $385,000 to $139,000. The largest component of the cost reduction came from a decrease in amounts spent for General and Administrative overhead. This expense dropped by 67%.

Liquidity and Capital Resources

     As of October 31, 1999, the Company had a negative net working capital position of approximately $1,587,975 compared to a negative net working capital position of approximately $1,225,445 at the same period in 1998. During the three months ended October 31, 1999 (FY 2000), the Company generated $99,060 in cash from operations versus using $52,373 in cash in operations for the same period in FY 1999.

     Total net contract revenue backlog as of October 31, 1999 was $251,267 and $625,591 in billings backlog. The Company has substantial billings remaining to five customers, including Rolls Royce and Chrysler. Management is actively pursuing (i) several system sales; (ii) operating lease opportunities; and (iii) various strategic initiatives which may result in additional sales backlog; however, no assurance can be given regarding any potential sales.

     Because of the net contract revenue backlog outstanding at this time, management believes that the Company may face difficulty meeting its cash requirements through fiscal 2000. The Company's liquidity position will depend upon the outcome of further cash generating activities, such as raising additional debt or equity capital, converting some of its debt into equity capital or preferred stock and/or generating revenues and cash receipts through system sales and scanning services. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position.

     Also at October 31, 1999, the Company was in technical default with one of its commercial back lenders. The Company owed $143,961 on an original loan balance of $630,000 on an Export Import Bank of the U.S. ("EXIMBANK") guaranteed line of credit at Wells Fargo HSBC Trade Bank , N.A. as well as a $50,000 line of credit to a local lender as of that date. Management has again successfully negotiated with Wells Fargo HSBC Trade Bank, N.A. to extend the maturity of the loan, but there can be no assurance that such extensions will continue. Default was caused by the Company's failure to comply in a timely fashion with the monthly reporting requirements included in the loan agreement.

     In the coming months, the Company will proceed with closing out the research program from the National Institute of Standards and Technology (NIST) under the Advanced Technology Program. The Company will endeavor to conclude all contractual arrangements satisfactorily with its research partners to the satisfaction of all parties, but there can be no guarantee of such an outcome. The Company will also endeavor to get one or more of its most significant creditors to take a discount on their Account(s) Receivable and/or to convert the net balance of their Account(s) Receivable into preferred stock or common stock of the Company. While the Company believes that its creditors may entertain such a proposal, there can be no assurance as of October 31, 1999 that they will, in fact, convert all or any of their accounts receivable from the Company into any form of preferred or common stock and their failure to do so could have a material adverse effect on the Company's liquidity. (See:
"Subsequent Events").

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

                     PART II - OTHER FINANCIAL INFORMATION

Item 1 - Legal Proceedings

     The Company is a party to four suits as of the date of this filing, all filed by product and service vendors. While discussions are underway to settle the matters out of court, there can be no assurance that settlements can in fact be reached. The amounts of these suits in aggregate are less than $15,000, but other suits are threatened. (See: "Subsequent Events").

Item 2 - Changes in Securities
     None.

Item 3 - Defaults Upon Senior Securities

     As of October 31, 1999, the Company was in technical default on its loan from Wells Fargo HSBC Trade Bank, N.A.. The original principal amount of that loan was $630,000. The total amount, including accrued interest, due on October 31, 1999 was $143,961. Management had successfully negotiated with both Wells Fargo HSBC Trade Bank, N.A. and with its local lender, Frost Bank, N.A. to extend the maturity dates of both these loans during the reporting period. But as of October 31, 1999 the Company is in default with Frost Bank. Frost Bank notified the Company that it was willing to forbear on any collection effort, but that it was unwilling to extend the loan for additional periods. (Subsequently, both loans were repaid in full along with all accrued interest.
See: "Subsequent Events").

     The Company is also in default on a note payable to a law firm in the amount of $96,205 payable at 8% interest.

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


                                SCIENTIFIC MEASUREMENT SYSTEMS, INC.



                                By: /s/ Howard L. Burris
                                    -----------------------
                                    Howard L. Burris, Chief Executive Officer,
                                    President, and Acting Chief Financial
                                    Officer


April 4, 2000