Form 10QSB
period 2000-01-31
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 2000-04-05
CIK 87814

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended January 31, 2000

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from.................to...................

For the Quarter Ended January 31, 2000  Commission file number 0-14100


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                       Shares Outstanding as of
                    Title of Class                         January 31, 2000
----------------------------------                     ------------------------
$0.05 Par Value Common Stock                                 21,114,468

Transitional Small Business Disclosure Format (check one):  Yes    No X

________________________________________________________________________________

                                     INDEX

     Risk Factors
     ------------

     Part I - Financial Information
     ------------------------------
          Item 1:   Financial Statements (Unaudited):

               Condensed Balance Sheet:
                January 31, 2000 and July 31, 1999

               Condensed Statement of Operations:
                Three Months Ended January 31, 2000 and 1999

               Statement of Cash Flows:
                Three Months Ended January 31, 2000 and 1999

               Notes to Condensed Financial Statements

          Item 2:

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Part Ii - Other Financial Information
-------------------------------------

          Items:

                    1.  Legal Proceedings                                 11
                    2.  Changes in Securities and Use of Proceeds         11
                    3.  Defaults Upon Senior Securities                   11
                    4.  Submission of Matters to a Vote
                        of Security Holders                               11
                    5.  Other Information                                 11
                    6.  Exhibits and Reports on Form 8-K                  11

          Signatures_____________________________________                 12

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

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

Low Levels of Working Capital

     The Company requires additional financing for its operations, including but not limited to its ability to produce its backlog, and no assurances can be given that any such financing will be obtainable, adequate or available on economically favorable terms.


Incurrence of Substantial Indebtedness

     The Company has satisfied a substantial portion of its indebtedness during this reporting period, but the Company continues to incur substantial indebtedness (see Note 3 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, that (i) a substantial portion of the Company's cash flow from operations has been dedicated to repaying residual debt and to keeping current with vendors; (ii) the Company's imbalanced position has substantially increased its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

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

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

Backlog

     The Company experiences significant fluctuations in its backlog. There is no assurance that the Company will be able to obtain future orders for its systems, that the number of future orders will be sufficient to enable the Company to operate profitably, or that the Company will have sufficient cash available to produce its backlog.

Patents and Other Rights

     Effective July 1, 1993, the Company acquired a perpetual, non-exclusive, royalty-free license from two of the Company's founders to two U. S. patents and technology know-how relating to its basic system. The licenses for the technology and underlying "know how" remain in full force and effect, but the underlying patents have since lapsed. The Company co-owns a patent entitled "Online Tomographic Gauging of Hot Sheet Metal" and has been awarded a U.S. Patent entitled "Process for Analyzing the Contents of Containers." The Company has a body of "know-how" that has been enhanced significantly by its participation in twelve (12) different Small Business Innovation Research (SBIR's) grants and two (2) different Co-operative Research and Development Agreements (CRADA's) funded by various federal government agencies. These research programs were designed to explore a variety of applications of computed tomography to inspect or to evaluate different products or materials. Additionally, the Company has also been granted for a patent dealing with 3D or 3 dimensional metrology, which is scheduled to be issued on or about July 2000.

     The issuance of a patent is not conclusive as to its validity or enforceability; and there has been no independent study of other patents or prior art which might be infringed by the Company's systems. Attempts by the Company to enforce or to defend its patent rights could result in substantial expense. The Company has one international patent. But the Company's technology may be subject to appropriation without compensation in some areas of the world and may be subject to use without compensation by the U.S. government in connection with government contracts. (See: "Business - Patents and Other Rights"). Further, while the Company believes that its considerable body of "know how" is an advantage, it should be noted that competitors may well be able to duplicate that "know how".

Recent Changes in Management; Dependence on Key Personnel

     During FY 2000 the Company experienced changes in its senior management, notably the loss of its Vice President of Sales and Marketing. The Company appointed the head of research and development as the acting head of sales and marketing on an interim basis to fill the position until a new Vice President of Sales and Marketing can be hired.

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

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

Product Liability Insurance

     The Company does not carry product liability insurance. There can be no assurance that suits may not be filed or judgments obtained against the Company in the future in excess of available funds or any insurance coverage that may then be in effect. Additionally, should it be determined that product liability insurance is necessary or desirable, the cost of such insurance could have a material effect upon the cost of the tomographic systems, thereby having an adverse effect on the sales price of such systems and the competitiveness of the Company.

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

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                        Balance Sheet as of January 31


                                                  January 31,        July 31,
                                                      2000             1999
                                                  ------------    ------------
                  Assets                          (unaudited)      (audited)
                  ------

Current assets:
  Cash                                                      35              10
  Billed receivables                                       324             290
  NIST receivables                                           0               0
  Unbilled receivables                                     362             559
  Allowance for doubtful accounts                          (16)            (16)
  Inventories                                               90             141
  Other current assets                                      59              21
                                                  ------------    ------------

     Total current assets                                  855           1,005
                                                  ------------    ------------

Property, plant and equipment, at cost:
  Equipment                                                390             337
  Furniture and fixtures                                    85              85
  Building                                                  62              62
  Land                                                       0               0
                                                  ------------    ------------

                                                           537             485
  Less accumulated depreciation                           (422)           (375)
                                                  ------------    ------------

     Net property, plant and equipment                     115             110
                                                  ------------    ------------

Scanning equipment, less accumulated
  depreciation of $289736                                    0             240
Other assets, less accumulated
  amortization of 29293                                     62              43
                                                  ------------    ------------
     Total assets                                 $      1,032    $      1,398
                                                  ============    ============

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                        Balance Sheet as of January 31


                                                       January 31,    July 31,

     Liabilities and Stockholders' Equity               01/31/00      07/31/99
     ------------------------------------               --------      --------

Current liabilities:
  Accounts payable                                           612           911
  Payable to NIST members                                      0           871
  Billings in excess of revenues                             180           342
  Accrued vacation                                            78            59
  Accrued sales commissions                                   82            55
  Other accrued expenses                                     378           205
  Leases Payable, current portion                             13            29
  Note payable                                                39            96
  Bank Loans                                                   0           144
                                                        --------      --------

    Total current liabilities                              1,383         2,714

Long term leases payable                                       5             7
                                                        --------      --------

    Total liabilities                                      1,388         2,721
                                                        --------      --------

Stockholders' equity:
  Common stock                                             1,056         1,056
  Additional paid-in capital                               9,254         9,254
  Retained deficit                                       (11,632)      (11,076)
  Current year income (loss)                                 966          (556)
                                                        --------      --------

    Total stockholders' equity (deficit)                    (357)       (1,323)
                                                        --------      --------

    Total liabilities and stockholders' equity          $  1,032      $  1,398
                                                        ========      ========

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                          Statement of Income (Loss)
                    For the period ending January 31, 2000

                                                     Three Months Ended January 31,
                                               2000                                   1999
                                   -----------------------------------------------------------------------
                                   Dollar      % of       % Change       Dollar       % of       % Change
                                   Amount      Total     from Prior      Amount       Total     from Prior
                                   (000s)     Revenue       Year         (000s)      Revenue       Year
                                   ------     -------       ----         ------      -------       ----
                                   -----------------------------------------------------------------------
Contract revenues:
  System sales                     $  314       79.47%       (25.88%)    $  423        78.19%       (59.96%)
  Scanning services &
  Maintenance & Upgrades               81       20.53%       (31.36%)       118        21.81%       (60.42%)
                                   ------     -------    ----------      ------      -------    ----------

     Total revenues                   395      100.00%       (27.08%)       541       100.00%       (60.06%)

Direct contract costs                 387       98.09%       (17.66%)       470        86.88%       (51.93%)

Gross profit                            8        1.91%       (89.39%)        71        13.12%       (81.21%)
                                   ------     -------    ----------      ------      -------    ----------

Operating costs:
  Marketing                             7        1.74%       (84.72%)        45         8.32%       (61.93%)
  Research and development             28        7.10%       366.60%          6         1.11%           NM
  General and administrative          175       44.33%         5.36%        166        30.68%       (37.68%)
                                   ------     -------    ----------      ------      -------    ----------

     Total operating costs            210       53.17%        (3.77%)       218        40.30%       (43.51%)
                                   ------     -------    ----------      ------      -------    ----------

Income (loss) from operations        (202)     (51.26%)       37.58%       (147)      (27.17%)          NM
                                   ------     -------    ----------      ------      -------    ----------

Other (income) expense:
  Interest expense                      5        1.34%       (64.78%)        15         2.77%       (41.32%)
  Interest and other income           323        0.00%         0.00%          0         0.00%         0.00%
  Gain on sale of equipment
                                   ------     -------    ----------      ------      -------    ----------

     Other - net                      318        1.34%       (64.78%)        15         2.77%       (41.32%)
                                   ------     -------    ----------      ------      -------    ----------

Net income (loss)                  $  115      (52.60%)       28.10%      ($162)      (29.94%)     (375.02%)
                                   ======     =======    ==========      ======      =======    ==========

  Gain on Debt Reduction              750      190.11%           NM
                                   ------     -------    ----------

Net income (loss)                  $  865      219.30%      (634.06%)
                                   ======     =======    ==========

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                               Income Statement
                         For the period ended 1/31/00

                                                    Six Months Ended January 31,
                                            2000                                    1999
                              --------------------------------------------------------------------------
                               Dollar       % of       % Change       Dollar        % of       % Change
                               Amount       Total     from Prior      Amount       Total      from Prior
                               (000s)      Revenue       Year         (000s)      Revenue        Year
                               ------      -------       ----         ------      -------        ----
                              --------------------------------------------------------------------------
Contract revenues:
  System sales                $  1,050       85.55%         2.10%     $1,028        81.72%        (23.57%)
  Scanning services &
  Maintenance & Upgrades           177       14.45%       (22.89%)       230        18.28%        (49.09%)
                              --------     -------      --------      ------      -------       --------

     Total revenues              1,227      100.00%        (2.47%)     1,258       100.00%        (29.99%)

  Direct contract costs            985       80.27%       (11.28%)     1,110        88.24%        (22.93%)

Gross profit                       242       19.73%        63.58%        148        11.76%        (58.46%)
                              --------     -------      --------      ------      -------       --------

Operating costs:
  Marketing                         29        2.39%       (58.68%)        71         5.64%        (64.46%)
  Research and development          58        4.76%       133.75%         25                          NM
  General and administrative       262       21.39%       (26.50%)       357        28.38%        (23.66%)
                              --------     -------      --------      ------      -------       --------

     Total operating costs         350       28.54%       (22.70%)       453        36.01%        (32.41%)
                              --------     -------      --------      ------      -------       --------

Income (loss) from operations     (108)      (8.81%)      (64.45%)      (304)      (24.17%)        (1.83%)
                              --------     -------      --------      ------      -------       --------

Other (income) expense:
  Interest expense                   6        0.51%       (78.24%)        29         2.31%        (37.43%)
  Interest and other income        323        0.00%         0.00%          0         0.00%          0.00%
  Gain on sale of equipment
                              --------     -------      --------      ------      -------       --------

     Other - net                   317        0.51%       (78.24%)        29         2.31%        (37.43%)
                              --------     -------      --------      ------      -------       --------

Net income (loss)             $    209       (9.32%)      (65.76%)     ($334)      (26.55%)        (6.52%)
                              ========     =======      ========      ======      =======       ========

  Gain on Debt Reduction           758       61.76%
                              --------     -------

Net income (loss)             $    966       78.74%
                              ========     =======

                     Scientific Measurements Systems, Inc.
                           Statements of Cash Flows
                      For the six months ended January 31

                                                                        2000           1999
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                            $    966           (334)

Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities
  Depreciation and amortization                                             40             29
  Loss on impairment of property and equipment                               2
  Gain on Sale of Service bureau assets                                   (324)
  Gain on extinguishment of debt                                          (758)
(Increase)/Decrease in Assets:
  Trade accounts receivable                                                (34)           (12)
  Other receivables                                                         --
  Costs and earned profits in excess of billings on contracts              148             --
  Inventories                                                               51
  Prepaid expenses and other current assets                                (39)           (76)
  Other assets                                                              --
Increase/(Decrease) in Liabilities:
  Accounts payable and accrued liabilities                                (246)           383
  Billings in excess of costs and earned profits on contracts             (162)            --
                                                                      --------       --------

  Total Adjustments                                                     (1,322)           324
                                                                      --------       --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                               (356)           (24)
                                                                      --------       --------

CASH FLOWS USED BY INVESTING ACTIVITIES

  Proceeds from sale of Service bureau assets                              600
  Acquisitions of property and equipment                                    (1)           (42)
                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES                                       599

  Borrowings under notes payable                                            --
  Borrowings under capital leases                                            0             20
  Repayments of notes payable                                             (201)
  Repayments of capital leases                                             (17)
                                                                      --------       --------

   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   $   (218)            20
                                                                      --------       --------

NET INCREASE (DECREASE) IN CASH                                       $     25            (34)

CASH AT BEGINNING OF YEAR                                                   10             41
                                                                      --------       --------

CASH AT END OF YEAR                                                   $     34              7
                                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash Paid During the Period:

  Interest                                                            $      5

SCIENTIFIC MEASUREMENT SYSTEMS, INC.

  Taxes                                                               $      -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Extinguishment of trade payables and payable to research
consortium                                                                 756

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                            NOTE 2 - STOCK OPTIONS

     On September 15, 1999, the Company's Board of Directors approved a grant of up to 555,000 of options to purchase common stock to its employees in consideration of the sacrifices made to assist the Company through difficult financial times. The options will be issued with a grant price of $0.06 per share.

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

     Concurrently with the negotiations to sell these service bureau assets, the Company entered into negotiations with various vendors to settle outstanding balances owed to these vendors at year-end. The Company offered a fixed amount of cash plus a set amount of common stock of the Company in exchange for a

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

settlement of its debt with these vendors. Specifically, the Company entered into an agreement to settle the long outstanding balance due to a member of the consortium formed to participate in a grant from the U.S. Department of Commerce National Institute of Standards and Technology ("NIST") under their Advanced Technology Program. This vendor agreed to accept a settlement of $175,000 in cash, plus 92,105 shares of common stock of the Company to settle a debt in the amount of $871,469, plus any and all other potential claims up to an additional $718,200, related to its participation in the consortium. All other vendors who accepted the negotiated offer were paid a total of $94,111 plus 7,895 shares of common stock, to settle trade payable liabilities in the amount of $153,810. These settlements will be recorded as an extraordinary gain, less the value of the common stock issued based upon a trading price of $0.06 per share on the date of settlement, and amounts to $750,168.

________________________________________________________________________________

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                               Income Statement
                         For the period ended 1/31/00




                                  Three months ending           Six months ending
                                          2000                           1999
                                   --------------------     -----------------------
                                   Dollar        Dollar      Dollar         Dollar
                                   Amount        Amount      Amount         Amount
                                   (000s)        (000s)      (000s)         (000s)
                                   ------      -------       ------        -------
Contract revenues:
  System sales                     $  314       $  423   $     1,050    $    1,028
  Scanning services &
  Maintenance & Upgrades               81          118           177           230
                                   ------       ------   -----------    ----------
     Total revenues                   395          541         1,227         1,258

Direct contract costs                 387          470           985         1,110

Gross profit                            8           71           242           148
                                   ------       ------   -----------    ----------

Operating costs:
  Marketing                             7           45            29            71
  Research and development             28            6            58            25
  General and administrative          175          166           262           357
                                   ------       ------   -----------    ----------

     Total operating costs            210          218           350           453
                                   ------       ------   -----------   -----------

Income (loss) from operations        (202)        (147)         (108)         (304)
                                   ------       ------   -----------    ----------

Other (income) expense:
  Interest expense                      5           15             6            29
  Interest and other income           323            0           323             0
                                   ------       ------   -----------    ----------
     Gain on sale of equipment
     Other - net                      318           15           317            29
                                   ------       ------   -----------    ----------
Net income (loss)                  $  115       $ (162)  $       209    $     (334)
                                   ======       ======   ===========    ==========

  Gain on Debt Reduction              750                  757.80334

Net income (loss)                  $  865                $       966
                                   ======                ===========
Basic earnings (loss) per share                                 0.04         (0.01)
Weighted average shares
 outstanding                                              21,114,468    21,114,468



                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

Results of Operations

     Total revenue for the second quarter of fiscal 2000 decreased 27% over the same period a year earlier, from approximately $541,000 in the second quarter of fiscal 1999 to approximately $395,000. There was a 26% drop in recognized revenue for systems sales and a 31% drop in maintenance and upgrade revenues. For the remainder of the fiscal year, a contractually required sale of a scanning system at full price is to offset in great measure the loss of contribution margin heretofore available from the Company's retail scanning service business. (See: Note 3 in Notes to Financial Statements, "Subsequent Events")

     Gross profit (revenue less direct contract costs) for the second quarter dropped from $71,000 to $8,000, a 89% decrease over the analogous quarter in the FY 1999 reporting year. Direct costs and overhead decreased by 17% to somewhat offset the drop in revenue. Without accounting for the extraordinary event, the net loss from operations was $207,523 compared to a loss of approximately $162,000 in the analogous period in the previous fiscal year.

     The largest impact on the income statement were two (related) extraordinary items, stemming from (i) the sale of the Company's scanning service equipment and (ii) the forgiveness on $1,683,780 of the Company's Current (and Contingent) Liability. Those events produced income from debt forgiveness in the amount of approximately $750,000 and a gain on sale of approximately $323,000 for the sale of equipment.

Liquidity and Capital Resources

     As of January 31, 2000, the Company had a negative net working capital position of approximately $528,000 compared to a negative net working capital position of approximately $1,709,000 at year end for fiscal 1999. The improvement in the working capital position was an essential step for the Company. During the three months ended October 31, 1999 (FY 2000), the Company generated approximately $34,000 in cash from operations versus approximately $7,000 in cash from operations for the analogous three month period in FY 1999.

     Total net contract revenue backlog as of January 31, 2000 was $117,286 and $381,560 in billings backlog. The Company has substantial billings remaining to four customers, including Rolls Royce and Chrysler. Management is actively pursuing (i) several system sales; (ii) operating lease opportunities; and (iii) various strategic initiatives which may result in additional sales backlog; however, no assurance can be given regarding any potential sales.

     Because of the net contract revenue backlog outstanding at this time, management believes that the Company may face difficulty meeting its cash requirements through fiscal 2000. The Company's liquidity position will depend heavily upon its ability to generate new systems backlog and/or its ability to further cash generating activities, such as raising additional debt or equity capital. There is no assurance that the Company can successfully complete any such activity, and the failure to do so could have a material adverse effect on the Company's financial position.

     As of January 31, 2000, the Company has completely satisfied in full all of its bank debt along with all accrued interest. The Company does not enjoy a working commercial line of credit against its accounts receivable at this time, however, and an effort must be made to re-instate such a banking relationship. The Company's inability to borrow against (qualifying) accounts receivable is a meaningful handicap.

     In the coming months, the Company will proceed with a closing audit for the research program from the National Institute of Standards and Technology (NIST) under the Advanced Technology Program (ATP). Such a closing audit is standard and customary upon the conclusion of any such ATP program. The Company believes that it has satisfied all contractual and financial arrangements satisfactorily with its research partners as of January 31, 2000.

Extraordinary Gain, Balance Sheet Improvement

     SMS has suffered for several years from a debt laden Balance Sheet. Among other obligations, the Company needed to satisfy a debt in the amount of $871,469 plus an additional amount of $718,200 to General Electric for a total
of $1,589,669.   The Company also badly needed to satisfy a large number of vendors that had been very patient with Company management for the last two years. Overall, the level of debt the Company carried on its Balance Sheet during that period severely hampered any efforts to raise equity capital or
debt.   Any tactical or strategic initiatives undertaken by the Company were extremely difficult to implement under the circumstances. While one of the largest impediments to reaching any improvement in the Company's liquidity from new financing has been removed with the satisfaction of this obligation(s), the Company still faces very significant obstacles in raising equity capital or debt.

     The Company posted a significant quarterly profit for the Company of $871,800 for the second quarter of FY 2000. The net profit was largely attributable to the forgiveness of $1,683,780 in Current Liability, a non-recurring event. The Company must begin to generate higher levels of (positive) cash flow from operations. That will need to be the result of more new systems sales; the development of new services; entry into related markets; strategic partnerships; and/or strategic acquisitions. Management continues to attempt to develop such new strategic initiatives, but there can be no assurance whatsoever that those initiatives will produce any improvement in the Company's position in the near term or at all.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________

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

     As of January 1, 2000 there were no reports at all from any of the Company's customers worldwide of any system failures or miscalculations that caused disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities. The Company believes that the prospects for such failures during the
calendar year 2000 beyond January 1 are remote.    The Company's management
believes it has an effective program in place to resolve the Year 2000 Issue.
In the event the Company has made an inaccurate assessment of its Year 2000 compliance, the Company may not be able to process customer transactions which could have a material adverse impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

________________________________________________________________________________
                     PART II - OTHER FINANCIAL INFORMATION


Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults Upon Senior Securities
         The Company is also in default on a note payable to a law firm in the amount of $135,623 payable at 8% interest.

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


                                        SCIENTIFIC MEASUREMENT SYSTEMS, INC.




                                        By:  /s/Howard L. Burris
                                             -------------------
                                             Howard L. Burris, Chief Executive
                                             Officer, President, and Acting
                                             Chief Financial Officer

April 4, 2000

________________________________________________________________________________