Form 10QSB
period 2000-04-30
SCIENTIFIC MEASUREMENT SYSTEMS INC/TX
filed 2000-07-17
CIK 87814

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from.................to...................

For the Quarter Ended April 30, 2000  Commission file number 0-14100


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

                                                Shares Outstanding as of
              Title of Class                         April 30, 2000
     ----------------------------------         ------------------------
        $0.05 Par Value Common Stock                   21,114,468

Transitional Small Business Disclosure Format (check one):  Yes    No X

--------------------------------------------------------------------------------

                                     INDEX

Risk Factors
------------

Part I - Financial Information
------------------------------

    Item 1:   Financial Statements (Unaudited):

        Condensed Balance Sheet:
         April 30, 2000 and July 31, 1999

        Condensed Statement of Operations:
         Three Months Ended April 30, 2000 and 1999
         Nine Months Ended April 30, 2000 and 1999

        Statement of Cash Flows:
         Nine Months Ended April 30, 2000 and 1999

        Notes to Condensed Financial Statements

    Item 2:

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Part II - Other Financial Information
-------------------------------------

    Items:

        1.  Legal Proceedings                                 12
        2.  Changes in Securities and Use of Proceeds         12
        3.  Defaults Upon Senior Securities                   12
        4.  Submission of Matters to a Vote
            of Security Holders                               12
        5.  Other Information                                 12
        6.  Exhibits and Reports on Form 8-K                  12

    Signatures_____________________________________           13

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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


Incurrence of Substantial Indebtedness

     The Company has recently satisfied a substantial portion of its indebtedness, but the Company continues to incur substantial indebtedness (see
Note 3 to the Financial Statements). The Company's level of indebtedness has several important effects on its future operations, including, without limitation, that (i) a substantial portion of the Company's cash flow from operations has been dedicated to repaying residual debt and to keeping current with vendors; (ii) the Company's imbalanced position has substantially increased its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

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

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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

     The Company has a body of "know-how" that has been enhanced significantly by its participation in twelve (12) different Small Business Innovation Research (SBIR's) grants and two (2) different Co-operative Research and Development Agreements (CRADA's) funded by various federal government agencies. These research programs were designed to explore a variety of applications of computed tomography to inspect or to evaluate different products or materials. The Company believes that the body of know-how from the respective federal R&D programs as well as its development efforts for US and internationally based corporate customers have in the aggregate added substantially to the Company's overall intellectual property position.

The Company has been granted a patent dealing with 3D or 3 dimensional metrology, which is scheduled to be issued on or about July 2000. And the Company has also filed 3 additional provisional patents internationally for certain undisclosed applications.

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

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                            Condensed Balance Sheet
                                (In thousands)

                                                         April 30          July 31
                         Assets                            2000              1999
                         ------                        --------------   -------------
                                                         (Unaudited)      (Audited)
   Current assets:
      Cash                                                     $  10         $    10
      Billed receivables                                          55         $   290
      NIST receivables                                             0               0
      Unbilled receivables                                       336             559
      Allowance for doubtful accounts                            (16)            (16)
      Inventories                                                 90             141

      Other current assets                                        36              21
                                                           ---------       ---------

           Total current assets                                  512           1,005

   Property, plant and equipment, at cost:
      Equipment                                                  362             337
      Furniture and fixtures                                      85              85
      Building                                                    62              62
      Land                                                         0               0
                                                           ---------       ---------
                                                           ---------       ---------
                                                                 509             485

      Less accumulated depreciation                             (439)           (375)
                                                           ---------       ---------

           Net property, plant and equipment                      70             110
                                                           ---------       ---------

   Scanning equipment, less accumulated depreciation               0             240

   Other assets, less accumulated amortization of $38,724         60              43


                                                           ---------       ---------
             Total assets                                        642           1,398
                                                           =========       =========

     Liabilities and Stockholders' Equity                       2000          36,372
     ------------------------------------

   Current Liabilities:
       Accounts payable                                    $     577       $     911
       Payable to NIST members                                     0             871
       Billings in excess of revenues                            143             342
       Accrued vacation                                           78              59
       Accrued sales commissions                                  81              55
       Other accrued expenses                                    405             205
       Leases Payable, current portion                             7              29
       Note payable                                               34              96
       Bank Loans                                                  0             144
                                                           ---------       ---------

            Total current laibilities                          1,324           2,714

    Long term leases payable                                       4               7
                                                           ---------       ---------

            Total liabilities                                  1,327           2,721
                                                           =========       =========

   Stockholders' equity:
       Common stock                                            1,056           1,056
       Additional paid-in capital                              9,254           9,254
       Retained deficit                                      (11,632)        (11,076)
       Current year income (loss)                                637            (556)
                                                           ---------       ---------

            Total stockholders' equity (deficit)                (685)         (1,323)
                                                           ---------       ---------

            Total liabilities and stockholders' equity           642           1,398
                                                           =========       =========

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.
                       Condensed Statement of Operations
                        ($000 except per share amounts)
                                  (Unaudited)

                                    Three Months Ended April 30,       Nine Months Ended April 30,
                                   ------------------------------     ----------------------------
                                        2000            1999               2000           1999
                                   -------------   --------------     ----------------------------
  Contract revenues:
    System sales                     $        57      $       487     $      1,107    $      1,515
    Scanning services &
    Maintenance & Upgrades                    81              254              258             484
                                     -----------      -----------     ----------------------------

      Total revenues                         138              741            1,365           1,999

  Direct contract costs                      269              544            1,254           1,654

  Gross profit                              (131)             197              111             345
                                     -----------      -----------     ----------------------------

  Operating costs:
    Marketing                                  5               82               34             153
    Research and development                  25               29               84              54
    General and administrative               167              125              429             482
                                     -----------      -----------     ----------------------------

      Total operating costs                  197              236              547             689
                                     -----------      -----------     ----------------------------

  Income (loss) from operations             (327)             (39)            (435)           (344)
                                     -----------      -----------     ----------------------------

  Other (income) expense:
    Interest expense                           1               10                7              40
    Interest and other income                  0                7                0               7
                                     -----------      -----------     ----------------------------

      Other - net                              1               17                7              47
                                     -----------      -----------     ----------------------------

Net income (loss)                          ($328)            ($56)           ($442)          ($391)
                                     ===========      ===========     ============================

Gain on Debt Reduction                         0                               758
  Gain on Sale of Equipment                   (1)                              322
                                     -----------                      ------------

Net income (loss)                          ($329)                             $637
                                     ===========                      =============


Basic Earnings (Loss) per share           ($0.02)          (0.003)           $0.03          (0.02)
Weighted average shares outstanding   21,114,468       21,114,468       21,114,468      21,114,468

                     Scientific Measurements Systems, Inc.
                           Statements of Cash Flows
                   Nine months ended April 30, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                                                             2000        1999
                                                                                          ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                                $      637       (391)

Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities
   Depreciation and amortization                                                                  70         48
   Loss on impairment of property and equipment                                                    2
   Gain on Sale of Service bureau assets                                                        (322)
   Gain on extinguishment of debt                                                               (758)
(Increase)/Decrease in Assets:
   Trade accounts receivable                                                                     234       (848)
   Other receivables                                                                               -
   Costs and earned profits in excess of billings on contracts                                   223         (2)
   Inventories                                                                                    51
   Prepaid expenses and other current assets                                                     (15)       (50)
   Other assets                                                                                    -
Increase/(Decrease) in Liabilities:
   Accounts payable and accrued liabilities                                                     (291)        29

   Billings in excess of costs and earned profits on contracts                                  (199)        38
                                                                                          ----------   --------

    Total Adjustments                                                                         (1,004)      (785)
                                                                                          ----------   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   (367)    (1,176)
                                                                                          ----------   --------

CASH FLOWS USED BY INVESTING ACTIVITIES

   Proceeds from sale of Service bureau assets                                                   600
   Proceeds from issuance of common stock                                                                   (25)
   Acquisitions of property and equipment                                                         (1)       (90)
                                                                                          ----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES                                                             599        (90)

   Borrowings under notes payable                                                                  0        (10)

   Borrowings under capital leases                                                                 0
   Repayments of notes payable                                                                  (206)
   Repayments of capital leases                                                                  (26)
                                                                                          ----------   --------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      $     (232)       (10)
                                                                                          ----------   --------

NET INCREASE (DECREASE) IN CASH                                                           $       (0)    (1,276)

CASH AT BEGINNING OF PERIOD                                                                       10        390
                                                                                          ----------   --------
CASH AT END OF YEAR                                                                       $       10       (886)
                                                                                          ==========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION Cash Paid During the Period:

  Interest                                                                                $        5         10
  Taxes                                                                                   $        -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Extinguishment of trade payables and payable to research consortium
   members                                                                                       756

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     Net earnings (loss) per common share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the common stock options and warrants. At April 30, 2000 and 1999 respectively, there were vested stock options for 1,399,639 and 2,422,678 shares and warrants for 360,940 and 360,940 outstanding. This conversion was not presumed for this calculation for the nine months ended April 30, 1999 since their effect would be anti-dilutive.

                            NOTE 2 - STOCK OPTIONS

     On September 15, 1999, the Company's Board of Directors approved a grant of up to 555,000 options to purchase common stock to its employees in consideration of the sacrifices made to assist the Company through difficult financial times. The options were issued, effective January 12, 2000, with a grant price of $0.06 per share, which was the market price as of that date.

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

--------------------------------------------------------------------------------

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following tables set forth items from the Company's statement of operations as a percentage of total revenues and as a percentage change from the prior year:

                                                      Three Months Ended April 30,
                                                2000                                1999
                                 ---------------------------------------------------------------------------
                                  Dollar         % of    % Change from    Dollar     % of     % Change from
                                  Amount        Total         Prior       Amount     Total         Prior
                                               Revenue        Year                  Revenue        Year
                                 ---------------------------------------------------------------------------
  Contract revenues:
    System sales                  $    57        41.37%      (88.27%)     $  487      65.72%      (70.81%)
    Scanning services &
    Maintenance & Upgrades             81        58.63%      (68.11%)        254      34.28%      (49.20%)
                                  -------    ----------------------       ------    -------     --------

      Total revenues                  138       100.00%      (81.36%)        741     100.00%      (34.25%)

  Direct contract costs               269       194.53%      (50.60%)        544      73.41%      (24.13%)

  Gross profit                       (131)      -94.53%     (166.28%)        197      26.59%      (51.95%)
                                  -------    ----------------------       ------    -------     --------

  Operating costs:
    Marketing                           5         3.55%      (94.02%)         82      11.07%      (34.40%)
    Research and development           25        18.19%      (13.34%)         29       3.91%          NM
    General and administrative        167       120.59%       33.26%         125      16.87%      (51.17%)
                                  -------    ----------------------       ------    -------     --------

      Total operating costs           197       142.33%      (16.69%)        236      31.85%      (38.06%)
                                  -------    ----------------------       ------    -------     --------

  Income (loss) from operations      (327)     (236.86%)     738.94%         (39)    (5.26%)     (234.48%)
                                  -------    ----------------------       ------    ------      --------

  Other (income) expense:
    Interest expense                    1         0.59%      (91.90%)         10       1.35%      (58.33%)
    Interest and other income           0         0.00%       (0.94%)          7       0.00%        0.62%
                                  -------    ----------------------       ------    -------     --------

      Other - net                       1         0.59%      (95.23%)         17       2.29%      (29.17%)
                                  -------    ----------------------       ------    -------     --------

Net income (loss)                   ($328)     (237.45%)     485.71%        ($56)    (7.56%)          NM
                                  =======    ======================       ======    ======      ========

    Gain on Debt Reduction              0         0.00%          NM
    Gain on Sale of Equipment          (1)       (0.54%)         NM
                                  -------    ----------     -------

Net income (loss)                   ($329)     (237.99%)     487.05%
                                  =======    ==========     -------

                                                      Three Months Ended April 30,
                                                2000                                1999
                                 ---------------------------------------------------------------------------
                                  Dollar         % of   % Change from    Dollar     % of     % Change from
                                  Amount        Total        Prior       Amount     Total         Prior
                                  (000s)       Revenue       Year        (000s)    Revenue        Year
                                  ------       -------       ----        ------    -------        ----
                                 ---------------------------------------------------------------------------
  Contract revenues:
    System sales                   $1,107      81.08%      (26.95%)      $ 1,515      75.79%     (38.58%)
    Scanning services&
    Maintenance & Upgrades            258      18.92%      (46.62%)          484      24.21%     (49.11%)
                                   ------    --------------------        --------  --------------------

      Total revenues                1,365     100.00%      (31.71%)        1,999     100.00%     (31.60%)

  Direct contract costs             1,254      91.83%      (24.21%)        1,654      82.74%     (23.27%)

  Gross profit                        111       8.17%      (67.68%)          345      17.26%     (55.02%)
                                   ------    --------------------        --------  --------------------

  Operating costs:
    Marketing                          34       2.51%      (77.62%)          153       7.65%     (52.63%)
    Research and development           84       6.12%       54.76%            54                     NM
    General and administrative        429      31.42%      (11.00%)          482      24.11%     (33.52%)
                                   ------    --------------------        --------  --------------------

      Total operating costs           547      40.05%      (20.64%)          689      34.47%     (34.26%)
                                   ------    --------------------        --------  --------------------

  Income (loss) from operations      (435)    31.89%)       26.54%         (344)     (17.21%)     22.40%
                                   ------    --------------------        --------  --------------------

  Other (income) expense:
    Interest expense                    7       0.52%      (82.20%)           40       2.00%     (43.81%)
    Interest and other income           0       0.00%        0.00%             7       0.94%       0.62%
                                   ------    --------------------        --------  --------------------

      Other - net                       7       0.52%      (84.85%)           47       2.35%     (33.95%)
                                   ------    --------------------        --------  --------------------

Net income (loss)                   ($442)    32.41%)       13.15%        ($391)     (19.56%)     11.03%
                                   ======    ====================        ========  ====================

    Gain on Debt Reduction            758      55.51%
    Gain on Sale of Equipment         322     233.05%
                                   ------    -------

Net income (loss)                  $  637      46.69%
                                   ======    =======

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

Results of Operations

     Total revenue for the third quarter of fiscal 2000 decreased 88% over the same period a year earlier, from approximately $571,000 in the third quarter of fiscal 1999 to approximately $138,000. There was a 88% drop in recognized revenue for systems sales and a 68% drop in maintenance and upgrade revenues.

        For the remainder of the fiscal year, a contractually required sale of a scanning system at full price was to have to offset in great measure the loss of contribution margin heretofore available from the Company's retail scanning service business. As of April 30, 2000, though, the purchase order has not been submitted to the Company. The Company is in continuing discussions with the Buyer. (See: Note 3 in Notes to Financial Statements, "Subsequent Events")

     Gross profit (revenue less direct contract costs) for the third quarter dropped from $197,000 to a loss of $131,000. The substantial, adverse change relative to the FY 1999 reporting year was due to the drop in recognized revenue for the period. Overhead costs decreased by 16.7% over the analogous reporting period during FY 1999, but a concomitant 88% drop in recognized revenue for the period produced a substantial loss. The net loss from operations was $328,747 compared to a loss of approximately $56,000 in the analogous period in the previous fiscal year.

Liquidity and Capital Resources

     As of April 30, 2000, the Company had a negative net working capital position of $815,111 compared to a negative net working capital position of $1,716,157 at year end for fiscal 1999. The improvement in the working capital position was an essential step for the Company. During the nine months ended April 30, 2000, the Company lost approximately $376,000 in cash from operations versus a loss of approximately $1,176,000 in cash from operations for the fiscal year end at July 31, 1999.

     Total net contract revenue backlog as of April 30, 2000 was $94,054 and $386,560 in billings backlog. The Company has substantial billings remaining to three customers, including Rolls Royce and Chrysler. Management is actively pursuing (i) several system sales; (ii) operating lease opportunities; and (iii) various strategic initiatives which may result in additional sales backlog; however, no assurance can be given regarding any potential sales.

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

     In the coming months, the Company will proceed with a closing audit for the research program from the National Institute of Standards and Technology (NIST) under the Advanced Technology Program (ATP). Such a closing audit is standard and customary upon the conclusion of any such ATP program. The Company believes that it has satisfied all contractual and financial arrangements satisfactorily with its research partners as of April 30, 2000.

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

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------

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

     As of April 30, 2000 there were no reports at all from any of the Company's customers worldwide of any system failures or miscalculations that caused disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities. The Company believes that the prospects for such failures during the calendar year 2000 beyond April 30 are remote. The Company's management believes it has an effective program in place to resolve the Year 2000 Issue. In the event the Company has made an inaccurate assessment of its Year 2000 compliance, the Company may not be able to process customer transactions which could have a material adverse impact on the operations of the Company. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                     SCIENTIFIC MEASUREMENT SYSTEMS, INC.

--------------------------------------------------------------------------------
                     PART II - OTHER FINANCIAL INFORMATION


Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults Upon Senior Securities
         The Company is also in default on a note payable to a law firm as of July 1, 2000 in the amount of $140,665.54 payable at 8% interest.

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

July 16, 2000

--------------------------------------------------------------------------------